Form 10QSB
period 2000-03-31
ALTRIMEGA HEALTH CORP
filed 2000-04-27
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March  31,  2000


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to ___________ .

Commission File number  000-26119

                       ALTRIMEGA  HEALTH  CORPORATION
           ________________________________________________________
              (Exact name of registrant as specified in charter)

               Nevada                            87-0631750
 ________________________________    ____________________________________
 (State or other jurisdiction of     (I.R.S. Employer  Identification No.)
  incorporation or organization)

  3672  East Cove Point  Drive,  Salt Lake City, Utah          84109
 ______________________________________________________     ___________
          (Address of principal executive offices)           (Zip Code)

                                 801-278-8000
             ___________________________________________________
              Registrant's telephone number, including area code


     ___________________________________________________________________
            (Former name, former address, and former fiscal year,
                        if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports),  Yes[ x ]  No[   ] and (2) has
been subject to such filing requirements for the past 90 days. Yes[ x ] No[  ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                 Outstanding as of March 31, 2000
      _____________________       ____________________________________
       Common  Stock, $0.001                  5,000,000

                                    INDEX

                                                                     Page
                                                                    Number
                                                                    -------
PART I.

    ITEM 1.  Financial Statements (unaudited)............................3

             Balance Sheets .............................................4
              March 31, 2000 and December 31, 1999

             Statements of Operations
              For the three  months ended March  31, 2000 and 1999.......5 and the period from September 8, 1998 to March 31, 2000

             Statements of Cash Flows
              For the three months ended March 31, 2000 and 1999.........6 and the period from September 30, 1998 to March 31, 2000


             Notes to Financial Statements...............................7

   ITEM 2.   Plan of Operations..........................................10

PART II.

   ITEM 1. Legal Proceedings ............................................10
   ITEM 2. Changes In Securities and Use of Proceeds.................... 10
   ITEM 3. Defaults Upon Senior Securities...............................10
   ITEM 4. Submission of Matters to a Vote of Security Holders...........10
   ITEM 5. Other Information ............................................10
   ITEM 6. Exhibits and Reports on Form 8-K..............................10

SIGNATURES...............................................................11

                        PART I - FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS


The accompanying balance sheets of Altrimega Health Corporation (a development stage company) at March 31, 2000 and December 31 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period
from September 8, 1998 to March 31, 2000, and the cash flows   for the three
months ended March 31, 2000 and 1999, and the period from September 8, 1998 to March 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                     March 31, 2000 and December 31, 1999


                                                   (unaudited)
                                                   Mar 31,       Dec 31,
                                                   ------------- -------------
ASSETS
CURRENT ASSETS
 Cash                                              $      7,352  $      4,125
                                                   ------------- -------------
     Total Current Assets                                 7,352         4,125
                                                   ------------- -------------
PROPERTY AND EQUIPMENT - Net of
  accumulated depreciation - Note 2                       2,526         2,626
                                                   ------------- -------------

ADVANCE DEPOSIT - LEASE - Note 3                          3,334         6,666
                                                   ------------- -------------
                                                   $     13,212  $     13,417
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable - Note 4                            $      5,000  $      5,000
  Accounts payable                                        1,500         1,500
                                                   ------------- -------------
     Total Current Liabilities                            6,500         6,500
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                   -             -
  Common stock
    50,000,000 shares authorized at $0.001 par
    value; 5,000,000 shares issued and outstanding        5,000         5,000
  Common stock subscriptions received - Note 5           15,000             -
  Capital in excess of par value                         41,500        41,500
  Deficit accumulated during the development stage      (54,788)      (39,583)
                                                   ------------- -------------

    Total Stockholders' Equity                            6,712         6,917
                                                   ------------- -------------

                                                   $     13,212  $     13,417
                                                   ============= =============


  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                          (Development Stage Company)
                           STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2000 and 1999 and the Period
            September 8, 1998 (Date of Inception) to March 31, 2000





                                                           September 8, 1998
                                 Three Months Three Months (Date of Inception)
                                 Mar  2000    Mar 1999     to  Mar 31, 2000
                                 ------------ ------------ ----------------
REVENUES                         $     1,075  $         -  $         1,075

EXPENSES                              16,280            -           55,863
                                 ------------ ------------ ----------------

NET LOSS                         $   (15,205) $         -  $       (54,788)
                                 ============ ============ ================

NET LOSS PER COMMON SHARE

   Basic                         $         -
                                 ============

AVERAGE OUTSTANDING SHARES

   Basic                           5,000,000
                                 ============




The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                          (Development Stage Company)
                           STATEMENT OF CASH FLOWS
      For the Three Months Ended March 31, 2000 and 1999 and the Period
           September 8, 1998 (Date of Inception) to March 31, 2000


                                                           September 8,1998
                                 Three months Three Months (Date of Inception)
                                  Mar 2000     Mar 1999    to March 31, 2000
                                 ------------ ------------ ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                       $   (15,205) $         -  $        (54,788)

   Adjustments to reconcile net
   loss to net cash provided by
   operating activities

    Depreciation and amortization      3,432           -              6,940
    Changes in accounts payable            -           -              1,500
                                 ------------ ------------ ------------------

     Net Cash Used in Operations     (11,773)          -            (46,348)
                                 ------------ ------------ ------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

    Purchase of equipment                  -           -             (2,800)
    Advance deposit - lease                -           -            (10,000)
                                 ------------ ------------ ------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

    Proceeds from loan                     -           -              5,000
    Proceeds from stock
     subscriptions received           15,000           -             15,000
    Proceeds from issuance of
     common stock                          -           -             46,500
                                 ------------ ------------ ------------------

 Net Increase in Cash                  3,227           -              7,352

 Cash at Beginning of Period           4,125           -                  -
                                 ------------ ------------ ------------------

 Cash at End of Period           $     7,352  $        -   $          7,352
                                 ============ ============ ==================





 The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS



1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 8, 1998 with the name of Mega International Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The board of directors will determine the powers and rights of the preferred stock when it is issued. On June 23, 1999 the name was changed to Altrimega Health Corporation.

The Company was organized for the purpose of marketing nutritional products.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
----------------

The Company has not adopted a policy regarding payment of dividends.

Property and Equipment
----------------------

The equipment consists of office furniture and equipment which is being depreciated over 5 and 7 years.

Income Taxes
------------

On March 31, 2000 the Company had a net operating loss carryforward of $54,788. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The loss carryover will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS (Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on February 29, 1999.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments
----------------------

The carrying amounts of financial instruments, including cash, advance deposits, property and equipment and accounts payable, are considered by management to be their estimated fair values.

3.  ADVANCE DEPOSIT - LEASE

The Company paid an advance deposit on the lease of office and storage space. The terms of the lease is $833 per month for twelve months starting September 1, 1999. The deposit is being amortized at the rate of $833 per month.

4.  NOTE PAYABLE

The note payable consists of a no interest, demand loan, of $5,000 received from a related party.

5.  COMMON STOCK SUBSCRIPTIONS RECEIVED

The Company received common stock subscriptions for 150,000 shares which were issued in April 2000.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)


6.  RELATED PARTY TRANSACTIONS

70% of the outstanding common stock  was issued to a related parties.

7.  GOING CONCERN

The company will need additional working capital for its planned activity and continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

There is no assurance that the Company will be successful in this effort.

ITEM 2.   PLAN OF OPERATION

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The debt shown in the balance sheet is due to related parties and they have agreed to withheld any collection action during the coming year and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity and Capital Resources
--------------------------------

The Company will need additional working capital to to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.

                                  PART II

ITEM 1. LEGAL PROCEEDINGS

There are presently no material pending legal proceedings to which the Company is a party to, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

          Exhibit 27 - Financial Data Schedules

      (b) Reports on Form 8-K

No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       ALTRIMEGA HEALTH CORPORATION
                                       [Registrant]




Dated April 26, 2000                   By:/s/ Howard Abrams
                                         ------------------------------
                                              Howard Abrams, President