Form 10QSB
period 2000-06-30
ALTRIMEGA HEALTH CORP
filed 2000-08-11
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2000
                                 ------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from _________ to ___________________.

Commission File number       000-26119
                       -------------------

                        ALTRIMEGA  HEALTH  CORPORATION
                 --------------------------------------------
              (Exact name of registrant as specified in charter)

                 Nevada                          87-0631750
            ----------------                 ------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

 3672  East  Cove  Point Drive,  Salt Lake City, Utah             84109
------------------------------------------------------         -----------
     (Address of principal executive offices)                  (Zip Code)


                                 801-278-8000
                              -----------------
              Registrant's telephone number, including area code


                --------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class              Outstanding as of June 30, 2000
               -----------           ------------------------------
           Common  Stock, $0.001               5,505,000

                                    INDEX

                                                                  Page
                                                                  Number
                                                                  ------
PART I.

     ITEM 1.     Financial Statements (unaudited).................... 3

          Balance Sheets............................................. 4
             June 30, 2000 and December 31, 1999

          Statements of Operations
             For the three and six months ended
             June  30, 2000 and 1999..................................5
             and the period September 8, 1998 to June 30, 2000

          Statements of Cash Flows
             For the six months ended June 30, 2000 and 1999..........6 and the period September 8, 1998  to June 30, 2000

          Notes to Financial Statements ............................. 7

     ITEM 2.     Plan of Operations ................................. 9

PART II.   Signatures................................................ 9

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS


The accompanying balance sheets of Altrimega Health Corporation ( development stage company) at June 30, 2000 and December 31 1999, and the related statements of operations for the three and six months ended June 30, 2000 and 1999 and the period September 8, 1998 to June 30, 2000, the statement of cash flows for the six months ended June 30, 2000 and 1999, and the period September 8, 1998 to June 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                      June 30, 2000, and December 31, 1999
==============================================================================

                                                       Jun 30,      Dec 31,
                                                        2000         1999
                                                   ------------- -------------
ASSETS
CURRENT ASSETS

 Cash                                              $      1,174  $     4,125
                                                   ------------- -------------

    Total Current Assets                                  1,174        4,125
                                                   ------------- -------------
PROPERTY AND EQUIPMENT - Net of
   accumulated depreciation - Note 2                      2,426        2,626
                                                   ------------- -------------

ADVANCE DEPOSIT - LEASE - Note 3                              -        6,666
                                                   ------------- -------------

                                                   $      3,600  $    13,417
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Note payable -  Note 4                           $      5,000  $     5,000
  Accounts payable                                            -        1,500
                                                   ------------- -------------

    Total Current Liabilities                             5,000        6,500
                                                   ------------- -------------
STOCKHOLDERS' EQUITY

  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                   -            -
  Common stock
    50,000,000 shares authorized at $0.001 par
    value; 5,505,000 shares issued and outstanding
    on June 30;  5,000,000 on December 31                 5,505        5,000
  Capital in excess of par value                         91,495       41,500
   Deficit accumulated during the development stage     (98,400)     (39,583)
                                                   ------------- -------------

    Total Stockholders' Equity (deficiency)              (1,400)       6,917
                                                   ------------- -------------
                                                   $      3,600  $    13,417
                                                   ============= =============

  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
          For the Three and Six Months Ended June 30, 2000, and 1999
    and the Period September 8, 1998 (Date of Inception) to June 30, 2000
=============================================================================

                        Three Months           Six Months         Sept 8,
                    Jun 30,      Jun 30,    Jun 30,    Jun 30,    1998 to
                      2000        1999       2000        1999     Jun 30, 2000
                  ----------- ----------- ----------- ----------- ------------
REVENUES          $    5,240  $        -  $    6,315  $        -  $     6,315

EXPENSES              48,852           -      65,132           -      104,715
                  ----------- ----------- ----------- ----------- ------------
NET LOSS          $  (43,612) $        -  $  (58,817) $        -  $   (98,400)
                  =========== =========== =========== =========== ============


NET LOSS PER
COMMON SHARE

  Basic           $        -  $        -  $    (0.01) $        -
                  ----------- ----------- ----------- -----------

AVERAGE
OUTSTANDING
SHARES

  Basic            5,355,000   4,500,000   5,355,000   4,500,000
                  ----------- ----------- ----------- -----------






  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
              For the  Six Months Ended June 30, 2000, and 1999
    and the Period September 8, 1998 (Date  of  Inception) to June 30, 2000
==============================================================================


                                                                 Sept 8, 1998
                                        Jun 30,        Jun 30,   to Jun 30,
                                         2000           1999     2000
                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $    (58,817) $          -  $    (98,400)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities

     Depreciation and amortization          6,866             -        10,374
     Changes in accounts payable           (1,500)            -             -
                                     ------------- ------------- -------------

   Net Cash Used in Operations            (53,451)            -       (88,026)
                                     ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                         -             -        (2,800)
  Advance deposit - lease                       -             -       (10,000)
                                     ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from loan                            -            -          5,000
  Proceeds from issuance of common
    stock                                  50,500            -         97,000
                                     ------------- ------------- -------------

 Net Increase (Decrease) in Cash           (2,951)           -          1,174

 Cash at Beginning of Period                4,125            -              -
                                     ------------- ------------- -------------

 Cash at End of Period               $      1,174  $         -   $      1,174
                                     ============= ============= =============




 The accompanying notes are an integral part of these financial statements.

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
=============================================================================


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

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.

Property and Equipment
-----------------------

The equipment consists of office furniture and equipment which is being depreciated over 5 and 7 years.

Income Taxes
------------

On June 30, 2000 the Company  had   a  net operating loss carryforward   of
$98,400. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

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

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)
==============================================================================


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

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

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, advance deposits, property and equipment and accounts payable, are considered by management to be their estimated fair values.

3. ADVANCE DEPOSIT - LEASE

The Company paid an advance deposit on the lease of office and storage space. The terms of the lease is $833 per month for twelve months.

4.  NOTE PAYABLE

The note payable consists of a no interest, demand loan, of $5,000 received from a related party.

5.  COMMON STOCK SUBSCRIPTIONS RECEIVED

The Company received common stock subscriptions for 150,000 shares which were issued in during the second quarter 2000.

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)
=============================================================================

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

ITEM 2.   PLAN OF OPERATIONS

The Company was organized for the purpose of marketing nutritional products and has completed the development of its initial product line, and has established relationships with suppliers of the various nutrients comprising the ALTRIMEGA Health products. The Company has established a relationship with a Utah nutritional manufacturer, which will provide the Company with packaging, warehousing and distribution services. The Company's products were created as a result of the belief by management that a substantial "niche" market exists in the nutritional supplement industry, for unique and effective products. Management believes its natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients.

Products
--------

The Company has initially created natural medications and nutritional supplements in the following categories:

1.  Weight-loss and fat management.
2.  Cardiovascular conditions.
3.  Antioxidant protection.
4.  Memory enhancement and senility prevention.
5.  Prostate protection and BHP reversal.
6.  Impotency reversal and sexual enhancement.
7.  Detoxification procedures.
8.  Daily nutritional requirements.

Additional products and programs, covering a variety of health needs, are in development, and will be introduced into the market as the Company's financial situation and operating and marketing results dictate.

Working Capital Needs
---------------------

The Company does not have the working capital to be successful in its plans outlined above.

Continuation of the Company as a going concern is dependent upon obtaining the working capital to provide working capital for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to be successful in its planned efforts.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has not started operations during this reporting period.

                             PART II - SIGNATURES




                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                               ALTRIMEGA HEALTH CORPORATION
                               [Registrant]




Dated August 10, 2000          By /s/ Howard Abrams
                                 ------------------------------
                                      Howard Abrams,  President