Form 10QSB
period 2000-09-30
ALTRIMEGA HEALTH CORP
filed 2000-11-02
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2000
                                 ________________________________

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________


Commission File number      000-26119
                        ___________________


                        ALTRIMEGA  HEALTH  CORPORATION
              _________________________________________________
              (Exact name of registrant as specified in charter)

      Nevada                                        87-0631750
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

 3672  East  Cove  Point Drive,  Salt Lake City, Utah          84109
_______________________________________________________    ____________
(Address of principal executive offices)                    (Zip Code)


                                 801-278-8000
              __________________________________________________
              Registrant's telephone number, including area code


           _______________________________________________________
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

           Class               Outstanding as of September 30, 2000
     ____________________      _____________________________________
    Common  Stock, $0.001                    5,505,000

                                    INDEX

                                                                       Page
                                                                       Number
PART I.

  ITEM 1. Financial Statements (unaudited)................................3

          Balance Sheets..................................................4
            September 30, 2000 and December 31, 1999

          Statements of Operations........................................5
            For the three and nine months ended September 30, 2000 and 1999 and the period September 8, 1998 to September 30, 2000

          Statements of Cash Flows........................................6
             For the nine months ended September 30, 2000 and 1999
             and the period September 8, 1998  to September 30, 2000

          Notes to Financial Statements...................................7

  ITEM 2.  Plan of Operations.............................................9

PART II.   Signatures.....................................................9

                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS


The accompanying balance sheets of Altrimega Health Corporation ( development stage company) at September 30, 2000 and December 31 1999, and the related statements of operations for the three and nine months ended September 30, 2000 and 1999 and the period September 8, 1998 to September 30, 2000, the statement of cash flows for the nine months ended September 30, 2000 and 1999, and the period September 8, 1998 to September 30, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                        ALTRIMEGA  HEALTH  CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                  September 30, 2000, and December 31, 1999
==============================================================================


                                                       Sept 30,    Dec 31,
                                                        2000         1999
                                                    ------------- ------------
ASSETS
CURRENT ASSETS

  Cash                                              $      1,052  $     4,125
                                                    ------------- ------------
   Total Current Assets                                    1,052        4,125
                                                    ------------- ------------
PROPERTY AND EQUIPMENT - Net of
   accumulated depreciation - Note 2                       2,326        2,626
                                                    ------------- ------------

ADVANCE DEPOSIT - LEASE - Note 3                               -        6,666
                                                    ------------- ------------
                                                    $      3,378  $    13,417
                                                    ============= ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Note payable - related party - Note 4             $      5,000  $     5,000
  Accounts payable                                             -        1,500
                                                    ------------- ------------

   Total Current Liabilities                               5,000        6,500
                                                    ------------- ------------
STOCKHOLDERS' EQUITY

  Preferred stock
     10,000,000 shares authorized at $0.001
     par value; none outstanding                               -            -
  Common stock
     50,000,000 shares authorized at $0.001
     par value; 5,505,000 shares issued and
     outstanding on September 30; 5,000,000
     on December 31                                        5,505        5,000
  Capital in excess of par value                          91,495       41,500
  Deficit accumulated during the development
     stage                                               (98,622)     (39,583)
                                                    ------------- ------------

   Total Stockholders' Equity (deficiency)                (1,622)       6,917
                                                    ------------- ------------

                                                    $      3,378  $    13,417
                                                    ============= ============



  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
      For the Three and Nine Months Ended September 30, 2000,  and 1999
  and the Period September 8, 1998 (Date of Inception) to September 30, 2000

==============================================================================

                          Three Months          Nine Months
                  -------------------------- -------------------------
                      Sept 30,   Sept 30,       Sept 30,   Sept 30,    Sept 8, 1998 to
                       2000       1999           2000       1999       Sept 30, 2000
                  ------------- ------------ ------------- ----------- -------------
REVENUES          $      3,388  $         -  $      9,703  $        -  $      9,703

EXPENSES                 3,610        3,135        68,742       3,135       108,325
                  ------------- ------------ ------------- ----------- -------------

NET LOSS          $       (222) $    (3,135) $    (59,039) $   (3,135) $    (98,622)
                  ============= ============ ============= =========== =============
NET LOSS PER
 COMMON SHARE

  Basic           $          -  $         -  $      (0.01) $        -
                  ------------- ------------ ------------- -----------
AVERAGE
 OUTSTANDING
  SHARES

   Basic             5,355,000    4,500.000     5,355,000   4,500,000
                  ============= ============ ============= ===========






The accompanying notes are an integral part of these financial statements.


                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 2000, and 1999
  and the Period September 8, 1998 (Date of Inception) to September 30, 2000

==============================================================================


                                                                Sept 8, 1998
                                        Sept 30,     Sept 30,   to Sept 30,
                                         2000         1999      2000
                                     ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $    (59,039) $    (3,135) $    (98,622)

    Adjustments to reconcile net
    loss to net cash provided by
    operating activities

      Depreciation and amortization         6,966            -        10,474
      Changes in accounts payable          (1,500)       1,083             -
                                     ------------- ------------ -------------

     Net Cash Used in Operations          (53,573)      (2,052)      (88,148)
                                     ------------- ------------ -------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                       -       (1,800)       (2,800)
    Advance deposit - lease                     -      (10,000)      (10,000)
                                     ------------- ------------ -------------
                                                -      (11,800)      (12,800)
                                     ------------- ------------ -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from loan                          -       20,000         5,000
    Proceeds from issuance of
     common stock                          50,500        4,100        97,000
                                     ------------- ------------ -------------
                                           50,500       24,100       102,000
                                     ------------- ------------ -------------
Net Increase (Decrease) in Cash            (3,073)      10,248         1,052

Cash at Beginning of Period                 4,125            -             -
                                     ------------- ------------ -------------

Cash at End of Period                $      1,052  $    10,248  $      1,052
                                     ============= ============ =============


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

Property and Equipment
---------------------

The equipment consists of office furniture and equipment which is being depreciated over 5 and 7 years.

Income Taxes
------------

On June 30, 2000 the Company  had   a  net operating loss carryforward   of
$98,622. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

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

Estimates and Assumptions
--------------------------

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

                             PART 2 - SIGNATURES




                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        ALTRIMEGA HEALTH CORPORATION
                                        [Registrant]




Dated 10-30, 2000                 By /s/ Howard Abrams
                                     ------------------------
                                         Howard Abrams, President