Form 10KSB
period 2000-12-31
ALTRIMEGA HEALTH CORP
filed 2001-02-07
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended    December 31, 2000
                          -------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________________to __________________.


                       Commission File number 000-29057
                                             -----------


                         ALTRIMEGA  HEALTH CORPORATION
         -----------------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
--------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

        3672  East  Cove  Point  Dr.,  Salt Lake City, Utah     84109
        ----------------------------------------------------   ---------
                 (Address of principal executive offices)       (Zip )

Issuer's telephone number, including area code     801-278-8000
                                                ---------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class             Name of each exchange on which registered

       None                                  None
   -------------                    ---------------------

Securities registered pursuant to section 12 (g ) of the Act:

                            Common
                         -------------
                        (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [ x ]   No [  ]          (2)  Yes [x ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $    9,703
                                                          ----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At December 31, 2000, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                Not applicable

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2000, the registrant had 5,505,000 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424
(b) or (c) under the Securities Act of 1933: None

                              TABLE OF CONTENTS
==============================================================================

PART I
------
                                                                         Page

ITEM 1.   DESCRIPTION OF BUSINESS                                          4

ITEM 2.   DESCRIPTION OF PROPERTIES                                        4

ITEM 3.   LEGAL PROCEEDINGS                                                4

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                4

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        5

ITEM 7.   FINANCIAL STATEMENTS                                             6

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                         6

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT      6

ITEM 10.  EXECUTIVE COMPENSATION                                           8

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   9

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   10

PART IV
-------

ITEM 13.  EXHIBITS                                                        10

==============================================================================

                       ITEM 1.  DESCRIPTION OF BUSINESS

==============================================================================

History and Organization
-----------------------

General
-------

Altrimega Health Corporation (the "Company") was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999 the name of the Corporation was changed to Altrimega Health Corporation.

Activities During 2000
-----------------------

The Company is still in its developmental stage. Since inception, it has completed the development of its initial product line, and has started establishing a sales network to promote and market its products line.

Proposed Activities
-------------------

As soon as is reasonably practicable, the Company plans to complete the manufacturing and distributing arrangements with selected brokers in the industry, in different regions of the country. At the same time, the Company will continue with efforts to directly market its products to other retail markets. To the extent the Company's funds allow, the Company will develop and market additional nutritional products, to meet different special health needs and niche markets.

The Company has no employees.


==============================================================================

                      ITEM 2.  DESCRIPTION OF PROPERTIES

==============================================================================

The Company's does not  own any property.


==============================================================================

                          ITEM 3.  LEGAL PROCEEDINGS

==============================================================================

None.


==============================================================================

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

==============================================================================

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2000.

                                   PART II

==============================================================================

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

==============================================================================

The Common Stock of the Company has been quoted on the OTC Electronic Bulletin Board since November 1, 2000. Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium. There is currently no established public trading market for the Common Stock. For the period from November 1, 2000, through December 31, 2000, there was no bid quotations as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail market-up, mark-down, or commission and may not necessarily represent actual transactions.

As of December 31, 2000, the Company had 3,550,000 shares of its Common Stock, or approximately 64.48% of the total outstanding shares, which were control shares held by management, and 1,955,000 shares, or approximately 35.52% of the total outstanding shares owned by non-affiliate shareholders, of which 505,000 were restricted shares as defined in Rule 144 promulgated by the U.S. Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and 1,450,000 shares were free trading. The Company has not agreed to register any outstanding restricted shares. None of the shares of Control or Restricted Stock is being, nor have any such shares been proposed to be, publicly offered by the Company.

At December 31, 2000, the Company had approximately 65 shareholders of record as reported by the Company's transfer agent. The transfer agent for the Company is Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117; telephone number (801) 272-9294.

Since its inception the Company has not paid any dividends on its common stock and the Company does not anticipate that it will pay dividends in the foreseeable future.

==============================================================================

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

==============================================================================

Overview
--------

The Company's plan of operation focuses on products which have been designed as a result of the belief its natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Altrimega Health Corporation, an officer of the Company completed the development of the Company's initial product line, and has established relationships with suppliers of the various nutrients comprising the Altrimega Health products. Additionally, the Company has established a relationship with a Utah "contract" manufacturer, which will provide the Company with product manufacturing, bottling and packaging.

The Company is now seeking to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the country. The Company also plans to undertake efforts to market its products through the internet, various retail markets, including health food stores, and direct sales through a toll-free number.

Liquidity and Capital Resources
--------------------------------

As of December 31, 2000, the Company had no assets to pay its liabilities.

Results of Operations
----------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2000.

==============================================================================

                        ITEM 7.  FINANCIAL STATEMENTS

==============================================================================

The financial statements of the Company are included following the signature page to this form 10-KSB.

==============================================================================

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

==============================================================================


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

                                   PART III

==============================================================================

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

==============================================================================

General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                     POSITION(S) WITH
   NAME                  AGE         THE COMPANY               DIRECTOR SINCE

 Howard E. Abrams        63          President, CEO                 1998
 Gerald D. Curtis        68          Secretary, Treasurer           1999


There are no family relationships among any of the directors or executive officers of the Company.

The following information is furnished for each of the executive officers and directors of the Company and for the Designees:

HOWARD E. ABRAMS has served as the President and Chief Executive Officer of the Company since its inception on September 8, 1998. Since that time he has contributed his time and effort without a salary.

GERALD D. CURTIS has served as the Secretary and Treasurer since September 14, 1999. He is a retired Dentist and also serves the Company without a salary.

Each director of the Company is elected to hold office until the next annual meeting of the shareholders and until his or her successor is elected and duly qualified. The bylaws state that the annual meeting of shareholders shall be held at the Board of Directors discretion.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

      (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

      (ii)  engaging in any type of business practice; or

      (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;


(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of December 31, 2000, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

     Name                   Position                 Reports  Filed
     ----                   ---------                --------------

Howard E. Abrams            Director & Officer          0

Gerald D. Curtis            Director & Officer          0



==============================================================================

                       ITEM 10.  EXECUTIVE COMPENSATION

==============================================================================

Cash Compensation
-----------------

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2000, 1999, and 1998.

Bonuses and Deferred Compensation
---------------------------------

None.

Compensation Pursuant to Plans
------------------------------

None.

Pension Table
-------------

None.

Other Compensation
------------------

None

Compensation of Directors
-------------------------

None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.


==============================================================================

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

==============================================================================

The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2000, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                     Amount and Nature
Name and Address                     of Beneficial
of Beneficial Owner                  Ownership(1)             Percent of Class
--------------------------------     --------------------     ----------------

Howard E. Abrams                     3,300,000                59.0%
3672 East Cove Point Dr.
Salt Lake City, UT   84109

Gerald D. Curtis                       250,000                 4.5%
4531 South 1880 East
Salt Lake City, UT 84124

Total all classes (iii)              3,550,000                63.5%


     (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

==============================================================================

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

==============================================================================

Transactions with Management and Others
----------------------------------------

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------

There have no material transactions between the Company and its promoters or founders.

                                   PART IV

==============================================================================

                  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

==============================================================================

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
------------------                                                      ----

Report of Andersen, Andersen & Strong, Certified Public Accountants       12

Balance Sheets as of December 31, 2000                                    13

Statements of Operations for years ended December 31, 2000,
and 1999 and the  Period September 8, 1998 to December 31, 2000           14

Statements of Changes in Stockholders' Equity for the
period September 8 1998 to December 31, 2000                              15

Statements of Cash Flows for the years ended December 31, 2000,
 and 1999 and the period September 8, 1998 to December 31, 2000           16

Notes to Financial Statements                                             17

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

None.



==============================================================================

                                  SIGNATURES

==============================================================================



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                     ALTRIMEGA HEALTH CORPORATION

Date Jan. 31, 2001                   By /s/ Howard E. Abrams
                                     ------------------------------------
                                   Howard E. Abrams, President and Director

ANDERSEN ANDERSEN & STRONG, L.C.               941 East 3300 South, Suite 202
Certified Public Accountants and                   Salt Lake City, Utah 84106
Business Consultants
Member SEC Practice Section of the AICPA               Telephone 801 486-0096
                                                           Fax 801 486-0098





Board of Directors
Altrimega Health Corporation
Salt Lake City, Utah


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Altrimega Health Corporation (development stage company) at December 31, 2000 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period September 8, 1998 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation at December 31, 2000, and the results of operations, and cash flows for the years ended December 31, 2000 and 1999 and the period September 8, 1998 (date of inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital to service its debt and for any future activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, Utah
January 31, 2001
                                           \signed
                                            Andersen Andersen and Strong

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                                BALANCE SHEET
                              December 31, 2000

==============================================================================


ASSETS
CURRENT ASSETS

  Cash                                                    $      33
                                                          ----------
    Total Current Assets                                         33
                                                          ----------
PROPERTY AND EQUIPMENT - Net of
  accumulated depreciation - Note 2                           2,066
                                                          ----------

                                                          $   2,099
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Note payable and accrued interest payable -
    related party - Note 3                                $   5,400
  Accounts payable                                            1,500
                                                          ----------
    Total Current Liabilities                                 6,900
                                                          ----------
STOCKHOLDERS' EQUITY

  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                       -
  Common stock
    50,000,000 shares authorized at $0.001 par
    value; 5,505,000 shares issued and outstanding            5,505

  Capital in excess of par value                             91,495

  Deficit accumulated during the development stage         (101,801)
                                                          ----------

    Total Stockholders' Deficiency                           (4,801)
                                                          ----------

                                                          $   2,099
                                                          ==========




  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
           For the Years Ended December 31, 2000 and 1999 and the
      Period September 8, 1998 (Date of Inception) to December 31, 2000

==============================================================================


                                     Dec 31,      Dec 31,      Sept 8, 1998 to
                                     2000         1999         Dec  31, 2000
                                     ------------ ------------ -------------

REVENUES                             $     9,703  $         -  $      9,703
                                     ------------ ------------ -------------
EXPENSES

  Product development                     39,666       17,026        56,692
  Administrative                          31,695       22,383        54,078
  Depreciation                               560          174           734
                                     ------------ ------------ -------------

                                          71,921       39,583       111,504
                                     ------------ ------------ -------------

NET LOSS                             $   (62,218) $   (39,583) $   (101,801)
                                     ============ ============ =============

NET LOSS PER COMMON SHARE

   Basic                             $      (.01) $      (.01)
                                     ============ ============

AVERAGE OUTSTANDING SHARES

   Basic                               5,126,000    4,542,000
                                     ============ ============






  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Period September 8, 1998 (Date of Inception)
                             to December 31, 2000



                                   Common Stock       Capital in
                                --------------------- Excess of   Accumulated
                                Shares      Amount    Par Value   Deficit
                                ----------- --------- ----------- -----------
Balance September 8, 1998
 (date of inception)                     -  $      -  $        -  $        -

Issuance of common stock
  for cash at $.001 -
  September 8, 1998              4,500,000     4,500           -           -

Net operating loss for the
  period September 8, 1998
  to December 31, 1998                   -         -           -           -
                                ----------- --------- ----------- -----------

Balance December 31, 1998        4,500,000     4,500           -           -

Issuance of common stock for
  cash at $.08 -October 15,
  1999                             250,000       250      19,750           -

Issuance of common stock for
  cash at $.088 - November 1,
  1999                             250,000       250      21,750           -

Net operating loss for the
  year ended December 31, 1999           -         -           -     (39,583)
                                ----------- --------- ----------- -----------

Balance December 31, 1999        5,000,000     5,000      41,500     (39,583)

Issuance of common stock for
  cash at $.10 - January
  through April 2000               505,000       505      49,995           -

Net operating loss for the
  year ended December 31, 2000           -         -           -     (62,218)
                                ----------- --------- ----------- -----------

Balance December 31, 2000        5,505,000  $  5,505  $   91,495  $ (101,801)
                                =========== ========= =========== ===========




 The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                          (Development Stage Company)
                           STATEMENT OF CASH FLOWS
         For the Year Ended December 31, 2000 and 1999 and the Period
          September 8, 1998 (Date of Inception) to December 31, 2000

==============================================================================

                                     Dec 31,      Dec 31,      Sept 8, 1998 to
                                     2000         1999         Dec  31, 2000
                                     ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $   (62,218) $   (39,583) $   (101,801)


    Adjustments to reconcile net loss
    to net cash provided by operating
    activities

      Depreciation                           560          174           734
      Amortization of lease                6,666        3,334        10,000
      Changes in accounts payable            400        1,500         1,900
                                     ------------ ------------ -------------

        Net Cash Used in Operations      (54,592)     (34,575)      (89,167)
                                     ------------ ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment                      -       (2,800)       (2,800)
    Advance deposit - lease                    -      (10,000)      (10,000)
                                     ------------ ------------ -------------
                                               -      (12,800)      (12,800)
                                     ------------ ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from loan                                 5,000         5,000
     Proceeds from issuance of
       common stock                       50,500       46,500        97,000
                                     ------------ ------------ -------------
                                          50,500       51,500       102,000
                                     ------------ ------------ -------------
   Net Increase (decrease) in Cash        (4,092)       4,125            33


   Cash at Beginning of Period             4,125            -             -
                                     ------------ ------------ -------------
   Cash at End of Period             $        33  $     4,125  $         33
                                     ============ ============ =============





  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

==============================================================================

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

Property and Equipment
----------------------

The equipment consists of office furniture and equipment which is being depreciated over 5 years.

Income Taxes
------------

On December 31, 2000 the Company had a net operating loss carryforward of $101,801. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The loss carryover will expire in 2021.
The deferred tax benefit on December 31, 2000 follows
                 Tax from net loss carryforwards            30,540
                 Less valuation reserve                     30,540
                                                          --------
                     Net tax benefit                             -
                                                          --------

Earnings (Loss) Per Share
-------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)

==============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, property and equipment, and accounts payable, are considered by management to be their estimated fair values.

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

Comprehensive Income
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements
--------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.  NOTE PAYABLE

The note payable consists of a no interest, demand loan, of $5,000 received from a related party. Imputed interest at 8% has been included.

4.  RELATED PARTY TRANSACTIONS

70% of the outstanding common stock was issued to a related parties.

5.  GOING CONCERN

The company will need additional working capital to service its debt and for its future planned activity and continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.