Form 10QSB
period 2001-03-31
ALTRIMEGA HEALTH CORP
filed 2001-05-04
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March  31,  2001
                                 --------------------------

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from________________to____________________________

Commission File number   000-26119
                       --------------

                        ALTRIMEGA  HEALTH  CORPORATION
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

            Nevada                               87-0631750
--------------------------------               -----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

 3672 East Cove Point Drive,  Salt Lake City, Utah        84109
---------------------------------------------------     ---------
(Address of principal executive offices)               (Zip Code)

                                1- 801-278-8000
                        ------------------------------
              Registrant's telephone number, including area code


            ------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

            Class                      Outstanding as of March 31, 2001
    ------------------------          ----------------------------------
     Common  Stock, $0.001                    22,020,000

                                    INDEX

                                                                         Page
                                                                       Number
PART I.

    ITEM 1. Financial Statements (unaudited)............................... 3

            Balance Sheets ................................................ 4
             March 31, 2001 and June 30, 2000

            Statements of Operations
             Three months ended March 31, 2001  and 2000................... 5 and the period from September 8, 1998 to March 31, 2001

            Statements of Cash Flows
             Three months ended March 31, 2001 and 2000 ................... 6 and the period from September 8, 1998 to March 31, 2001

            Notes to Financial Statements.................................. 7

    ITEM 2. Management's Discussion and Analysis or Plan of Operations.... 10

PART II.    Other Information............................................. 11

            Signatures ................................................... 11

PART I - FINANCIAL INFORMATION

------------------------------------------------------------------------------

                         ITEM 1. FINANCIAL STATEMENTS

------------------------------------------------------------------------------


The accompanying balance sheets of Altrimega Health Corporation (development stage company) at March 31, 2001 and December 31, 2000, and the statements of
operations and cash flows for the three   months ended March 31, 2001 and 2000
and the period from September 8, 1998 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                     March 31, 2001 and December 31, 2000

==============================================================================



                                                        Mar 31,      Dec 31,
                                                         2001         2000
                                                    ------------- -----------
ASSETS
CURRENT ASSETS
  Cash                                              $      1,056  $       33
                                                    ------------- -----------
   Total Current Assets                                    1,056          33
                                                    ------------- -----------

PROPERTY AND EQUIPMENT - net of accumulated                1,926       2,066
   depreciation - note 2                            ------------- -----------

ADVANCED DEPOSITS                                         20,000           -
                                                    ------------- -----------

                                                    $     22,982  $    2,099
                                                    ============= ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable and accrued interest payable -       $     38,163  $    5,400
   related party - note 3
  Accounts payable                                           700       1,500
                                                    ------------- -----------
   Total Current Liabilities                              38,863       6,900
                                                    ------------- -----------
STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                    -           -

  Common stock 50,000,000 shares authorized at
    $0.001 par value; 22,020,000 shares issued and
    outstanding                                           22,020      22,020

  Capital in excess of par value                          74,980      74,980

  Deficit accumulated during the development stage      (112,881)   (101,801)
                                                    ------------- -----------

   Total Stockholders' Deficiency                        (15,881)     (4,801)
                                                    ------------- -----------

                                                    $     22,982  $    2,099
                                                    ============= ===========


  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
         For the Three Months Ended March 31, 2001 and 2000 and the
        Period September 8, 1998 (Date of Inception) to March 31, 2001

==============================================================================


                                        Mar 31,      Mar 31,   Sept 8, 1998 to
                                         2001         2000     Mar. 31, 2001
                                     ------------ ------------ --------------

REVENUES                             $         -  $     1,075  $       9,703
                                     ------------ ------------ --------------
EXPENSES

  Product development                      8,000                      64,692
  Administrative                           2,940       16,280         57,018
  Depreciation                               140                         874
                                     ------------ ------------ --------------

                                          11,080       16,280        122,584
                                     ------------ ------------ --------------

NET LOSS                             $   (11,080) $   (15,205) $    (112,881)
                                     ============ ============ ==============

NET LOSS PER COMMON SHARE
  Basic                              $         -  $         -
                                     ------------ ------------
AVERAGE OUTSTANDING SHARES
  Basic                               20,504,000   20,504,000
                                     ------------ ------------




The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
      For the Three Months Ended March 31, 2001 and 2000 and the Period
          September 8, 1998 (Date  of  Inception) to March 31, 2001

==============================================================================


                                        Mar 31,      Mar 31,   Sept 8, 1998 to
                                         2001         2000     Mar. 31, 2001
                                     ------------ ------------ --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $   (11,080) $   (15,205) $    (112,881)

   Adjustments to reconcile net loss
   to net cash provided by operating
   activities

    Depreciation                             140        3,432            874
    Changes in accounts payable           31,963            -         38,863
                                     ------------ ------------ --------------
     Net Cash Received (Used)
     in Operations                        21,023      (11,773)       (73,144)
                                     ------------ ------------ --------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                        -            -         (2,800)
  Advance deposit - lease                (20,000)           -        (20,000)
                                     ------------ ------------ --------------
                                         (20,000)           -        (22,800)
                                     ------------ ------------ --------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of
   common stock                                -       15,000         97,000
                                     ------------ ------------ --------------

 Net Increase (decrease) in Cash           1,023        3,227          1,056

 Cash at Beginning of Period                  33        4,125              -
                                     ------------ ------------ --------------

 Cash at End of Period               $     1,056  $     7,352  $       1,056
                                     ============ ============ ==============






  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

==============================================================================

1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 8, 1998 with the name of Mega International Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The board of directors will determine the powers and rights of the preferred stock when it is issued. On June 23, 1999 the name was changed to Altrimega Health
Corporation. On March 19,2001 the Company   completed a forward common stock
split of four shares for each outstanding share. This report has been completed showing after stock split shares from inception.

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

Income Taxes
------------

On March 31, 2001 the Company had a net operating loss carryforward of $112,881. The tax benefit of $33,864 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

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

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements
---------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.  NOTE PAYABLE

The note payable consists of a no interest, demand loan, received from a related party. Imputed interest at 8% has been included.

4.  RELATED PARTY TRANSACTIONS

70% of the outstanding common stock  was issued to a related parties.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)

==============================================================================

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

------------------------------------------------------------------------------

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

------------------------------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, the Company did not have sufficient assets to pay its liabilities.

Results of Operations
---------------------

The Company is a development stage company and   had no operations during the
quarter ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

PART II - OTHER INFORMATION


                             PART 2 - SIGNATURES

------------------------------------------------------------------------------

                                  SIGNATURES

------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    Altrimega Health Corporation
                                    [Registrant]


                                    /s/ Howard Abrams
                                    ----------------------------------
                                        Howard Abrams - President
Dated May 3, 2001