Form 10QSB
period 2001-06-30
ALTRIMEGA HEALTH CORP
filed 2001-07-23
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001
                                      --------------

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to ______________

       Commission File number  000-26119
                               -----------

                         ALTRIMEGA HEALTH CORPORATION
       ---------------------------------------------------------------
              (Exact name of registrant as specified in charter)

       Nevada                                          87-0631750
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


 3672 East Cove Point Drive,  Salt Lake City, Utah               84109
---------------------------------------------------          ------------
(Address of principal executive offices)                      (Zip Code)


                               1- 801-278-8000
                           -----------------------
              Registrant's telephone number, including area code


                ----------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No[ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                  Outstanding as of June 30, 2001
           ----------------------        -------------------------------
           Common  Stock, $0.001                22,020,000

                                    INDEX

                                                                  Page
                                                                  Number
                                                                  ------
PART I.

   ITEM 1.   Financial Statements (unaudited).........................3

             Balance Sheets...........................................4
             June 30, 2001 and December 31, 2000

             Statements of Operations
             Three and six months ended June 30, 200 and 2000.........5 and the period from September 8, 1998 to June 30, 2001

             Statements of Cash Flows
             Six months ended June 30, 2001 and 2000..................6 and the period from September 8, 1998 to June 30, 2001

             Notes to Financial Statements............................7

ITEM 2.      Management's Discussion and Analysis or Plan
             of Operations...........................................10

   PART II.  Other Information.......................................11

             Signatures..............................................11

PART I - FINANCIAL INFORMATION

______________________________________________________________________________

                         ITEM 1. FINANCIAL STATEMENTS
______________________________________________________________________________




The accompanying balance sheets of Altrimega Health Corporation (development stage company) at June 30, 2001 and December 31, 2000, and the statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and the period from September 8, 1998 to June 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                     June 30, 2001 and December 31, 2000

==============================================================================


                                                   Jun 30,       Dec 31,
                                                   2001          2000
                                                   ------------- -------------
ASSETS
CURRENT ASSETS
  Cash                                             $         49  $         33
                                                   ------------- -------------
      Total Current Assets                                   49            33
                                                   ------------- -------------

PROPERTY AND EQUIPMENT - net of accumulated               1,786         2,066
  depreciation - note 2                            ------------- -------------

ADVANCED DEPOSITS                                        20,000             -
                                                   ------------- -------------

                                                   $     21,835  $      2,099
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable and accrued interest payable -      $     38,766  $      5,400
    related party - note 3
  Accounts payable                                          700         1,500
                                                   ------------- -------------
      Total Current Liabilities                          39,466         6,900
                                                   ------------- -------------

STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value ; none outstanding                                  -             -
  Common stock
    50,000,000 shares authorized at $0.001 par
    value; 22,020,000 shares issued and outstanding      22,020        22,020

  Capital in excess of par value                         74,980        74,980

  Deficit accumulated during the development stage     (114,631)     (101,801)
                                                   ------------- -------------

      Total Stockholders' Deficiency                    (17,631)       (4,801)
                                                   ------------- -------------

                                                   $     21,835  $      2,099
                                                   ============= =============


  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
      For the Three and Six Months Ended June 30, 2001 and 2000 and the
         Period September 8, 1998 (Date of Inception) to June 30, 2001

==============================================================================

                          Three Months          Six Months       Sept 8, 1998
                       Jun 30,    Jun 30,    Jun 30    Jun 30,        to
                        2001       2000       2001       2000    Jun 30, 2001
                     ---------- ---------- ---------- ---------- ------------

REVENUES             $       -  $   5,240  $       -  $   6,315  $     6,315

EXPENSES                 1,750     48,852     12,830     65,132      120,946
                     ---------- ---------- ---------- ---------- ------------

NET LOSS             $  (1,750) $ (43,612) $ (12,830) $ (58,817) $  (114,631)
                     ========== ========== ========== ========== ============
NET LOSS PER
 COMMON SHARE

  Basic              $       -  $       -  $       -  $       -
                     ---------- ---------- ---------- ----------
AVERAGE OUTSTANDING
 SHARES

  Basic
  (stated in 1000's)    22,020     22,020     22,020     22,020
                     ========== ========== ========== ==========


  The accompanying notes are an integral part of these financial statements

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
        For the Six Months Ended June 30, 2001 and 2000 and the Period
            September 8, 1998 (Date of Inception) to June 30, 2001

==============================================================================


                                      Jun 30        Jun 30     Sept 8,1998 to
                                      2001          2000       to Jun 30, 2001
                                      ------------ ----------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                            $   (12,830) $  (58,817) $    (114,631)

   Adjustments to reconcile net loss
   to net cash provided by operating
   activities

     Depreciation and amortization            280       6,866          1,014
     Changes in accounts payable           32,566      (1,500)        39,466
                                      ------------ ----------- --------------
     Net Cash Received (Used) in
     Operations                            20,016     (53,451)       (74,151)
                                      ------------ ----------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                        -           -         (2,800)
   Advance deposit - lease                (20,000)          -        (20,000)
                                      ------------ ----------- --------------
                                          (20,000)          -        (22,800)
                                      ------------ ----------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from loan                           -           -              -
   Proceeds from issuance of common stock       -      50,500         97,000
                                      ------------ ----------- --------------

Net Increase (decrease)in Cash                 16      (2,951)            49

Cash at Beginning of Period                    33       4,125              -
                                      ------------ ----------- --------------

Cash at End of Period                 $        49  $    1,174  $          49
                                      ============ =========== ==============


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

Income Taxes
------------

On March 31, 2001 the Company  had   a  net operating loss carryforward   of
$114,631. The tax benefit of $34,389 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The loss carryover will expire in 2022.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

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

______________________________________________________________________________

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
______________________________________________________________________________

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

Proposed Activities
-------------------

As soon as practicable, the Company plans to complete the manufacturing and distributing arrangements with selected brokers in the industry, in different regions of the country. At the same time, the Company will continue with efforts to directly market its products to other retail markets. To the extent the Company's funds allow, the Company will develop and market additional nutritional products, to meet different special health needs and niche markets.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company did not have sufficient assets to pay its liabilities.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the past quarter.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

PART II - OTHER INFORMATION


                             PART 2 - SIGNATURES

______________________________________________________________________________

                                  SIGNATURES
______________________________________________________________________________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                        Altrimega Health Corporation
                                        [Registrant]

                                        /s/ Howard Abrams
                                        ----------------------------------
                                        Howard Abrams - President
Dated July 19, 2001