Form 10QSB
period 2001-09-30
ALTRIMEGA HEALTH CORP
filed 2001-10-22
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September  30,  2001
                                -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from______________________ to _________________.

Commission File number    000-29057
                       ------------------

                         ALTRIMEGA HEALTH CORPORATION
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
 ------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


 3672 East Cove Point Drive,  Salt Lake City, Utah           84109
--------------------------------------------------          ---------
(Address of principal executive offices)                   (Zip Code)

                                1-801-278-8000
              -------------------------------------------------
              Registrant's telephone number, including area code


              -------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class              Outstanding as of September 30, 2001
           Common  Stock, $0.001                 22,020,000

                                    INDEX

                                                                     Page
                                                                     Number
                                                                     --------
PART I.

    ITEM 1.  Financial Statements (unaudited).............................3

             Balance Sheets...............................................4
             September 30, 2001 and December 31, 2000

             Statements of Operations
             Three and nine months ended September 30, 2001 and2000.......5 and the period September 8, 1998 to September 30, 2001

             Statements of Cash Flows
             Nine months ended September 30, 2001 and 2000................6 and the period September 8, 1998 to September 30, 2001

             Notes to Financial Statements................................7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations...9

PART II.     Other Information...........................................10

             Signatures..................................................10

PART I - FINANCIAL INFORMATION

______________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
_____________________________________________________________________________


The accompanying balance sheets of Altrimega Health Corporation (development stage company) at September 30, 2001 and December 31, 2000, and the statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the period from September 8, 1998 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                                BALANCE SHEETS
                   September 30, 2001 and December 31, 2000

==============================================================================

                                                   Sept 30,      Dec 31,
                                                   2001          2000
                                                   ------------- -------------
ASSETS
CURRENT ASSETS
 Cash                                              $        108  $         33
                                                   ------------- -------------
   Total Current Assets                                     108            33
                                                   ------------- -------------

PROPERTY AND EQUIPMENT - net of accumulated               1,646         2,066
   depreciation - note 2                           ------------- -------------

                                                   $      1,754  $      2,099
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Account payable - related party - Note 3         $     37,663  $      5,400
  Accounts payable                                            -         1,500
                                                   ------------- -------------
   Total Current Liabilities                             37,663         6,900
                                                   ------------- -------------

STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001
    par value; none outstanding                               -             -
  Common stock
    50,000,000 shares authorized at $0.001
    par value; 22,020,000 shares issued and
    outstanding                                          22,020        22,020
  Capital in excess of par value                         79,472        74,980
  Deficit accumulated during the development stage     (137,401)     (101,801)
                                                   ------------- -------------

   Total Stockholders' Deficiency                       (35,909)       (4,801)
                                                   ------------- -------------

                                                   $      1,754  $      2,099
                                                   ============= =============



  The accompanying notes are an integral part of these financial statements.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENTS OF OPERATIONS
   For the Three and Nine Months Ended September 30, 2001 and 2000 and the
      Period September 8, 1998 (Date of Inception) to September 30, 2001

==============================================================================


                            Three Months              Nine Months         Sept 8, 1998
                       Sept 30,      Sept 30,     Sept 30,     Sept 30,   to Sept 30,
                        2001          2000          2001        2000      2001
                     ------------ ------------- ------------ ------------ ------------
REVENUES             $         -  $          -  $         -  $     6,315   $    6,315

EXPENSES                  22,770           222       35,600       65,354      143,716
                     ------------ ------------- ------------ ------------ ------------
NET LOSS             $   (22,770) $       (222) $   (35,600) $   (59,039)  $ (137,401)
                     ============ ============= ============ ============ ============
NET LOSS PER
 COMMON SHARE

 Basic               $         -  $          -  $         -  $         -
                     ============ ============= ============ ============
AVERAGE
 OUTSTANDING SHARES

 Basic (stated
  in 1000's)              22,020        22,020       22,020       22,020
                     ============ ============= ============ ============





  The accompanying notes are an integral part of these financial statements

                                     -5-

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                           STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 2001 and 2000
  and the Period September 8, 1998 (Date of Inception) to September 30, 2001

======================================================================================




                                                                         Sept 8, 1998
                                                 Sept 30     Sept 30     to Sept 30,
                                                  2001         2000      2001
                                             ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $    (35,600) $    (59,039) $   (137,401)

  Adjustments to reconcile net loss to
  net cash provided by operating activities

     Depreciation and amortization                    420         6,966         1,154
     Changes in accounts payable                   30,763        (1,500)       37,663
     Contributions of capital - expenses              700             -           700
                                             ------------- ------------- -------------

     Net Cash Received (Used) in Operations        (3,717)      (53,573)      (97,884)
                                             ------------- ------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of equipment                                 -             -        (2,800)
                                             ------------- ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from contributions to
   capital - related party                          3,792             -         3,792
  Proceeds from issuance of common stock                -        50,500        97,000
                                             ------------- ------------- -------------

Net Increase (decrease) in Cash                        75        (3,073)          108

Cash at Beginning of Period                            33         4,125             -
                                             ------------- ------------- -------------

Cash at End of Period                        $        108  $      1,052  $        108
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

The Company was organized for the purpose of marketing nutritional products however the Company has not started operations.

The Company is in the development stage.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
----------------

The Company has not adopted a policy regarding payment of dividends.

Property and Equipment
----------------------

The equipment consists of office furniture and equipment which is being depreciated over 5 years.

Income Taxes
------------

On September 30, 2001 the Company had a net operating loss carryforward of $137,401. The tax benefit of approximately $41,220 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The loss carryover will expire in 2022.

Financial Instruments
----------------------

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
----------------------------------------------

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

3.  RELATED PARTY TRANSACTIONS

70% of the outstanding common stock was issued to related parties.
Advances of $37,663 have been received by the Company from a related party.

4.  GOING CONCERN

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

Overview
---------

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

Liquidity and Capital Resources
--------------------------------

As of September 30, 2001, the Company did not have sufficient assets to pay its liabilities.

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


                                 Altrimega Health Corporation
                                 [Registrant]

                                 /S/ Howard Abrams
                                 __________________________________
                                 Howard Abrams - President

Dated October 22, 2001