Form 10KSB/A
period 2000-12-31
ALTRIMEGA HEALTH CORP
filed 2002-03-27
CIK 1103086

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                          FORM 10-KSB/A

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


                   ALTRIMEGA  HEALTH CORPORATION
   -----------------------------------------------------------
        (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
--------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

        5600 Bell Street, Suite 111, Amarillo, Texas             79106
        ----------------------------------------------------   ---------
                 (Address of principal executive offices)       (Zip )

Issuer's telephone number, including area code     (806) 331-6398
                                                ---------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class             Name of each exchange on which registered

       None                                  None
   -------------                    ---------------------

Securities registered pursuant to section 12 (g) of the Act:

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

Results of Operations
----------------------
The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2000. However, since its inception (September 8, 1998), the Company has generated net losses of $101,801 and has limited operating capital with current liabilities exceeding current assets by $6,867 as of December 31, 2000. As a result, the report of the Company's auditor contains a going concern modification as to the ability of the Company to continue. The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional debt or equity financing required until it obtains profitability through its operations. The Company's ability to obtain profitable operations is dependent on the successful implementation of its proposed business.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company with the ability to continue in existence:

     + The Company has reduced administrative expenses to a minimum by consolidating management responsibilities to the Company's chief executive officer.

     + The Company will seek either equity or additional debt funding from principal shareholders.

     + The Company will provide for the conversion of related party loans and other debt to equity.

Management believes that the foregoing plan will enable the Company to generate sufficient funds to continue its operations for the next twelve months.

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

                                     ALTRIMEGA HEALTH CORPORATION

Date March 27, 2002                  By /s/ Kelley Magee
                                     ------------------------------------
                                   Kelley McGee, President and Principal
                                     Accounting Officer

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



Salt Lake City, Utah
January 31, 2001
                                           /s/ Andersen Andersen and Strong

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

5.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $101,801 since inception (September 8, 1998), and has limited operating capital with current liabilities exceeding current assets by $6,867 as of December 31, 2000. The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional financing required until it obtains profitability through its operations. The Company's ability to obtain profitable operations is dependent on the successful implementation of its proposed business.

The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company with the ability to continue in existence:

     + The Company has reduced administrative expenses to a minimum by consolidating management responsibilities to the Company's chief executive officer.

     + The Company will seek either equity or additional debt funding from principal shareholders.

     + The Company will provide for the conversion of related party loans and other debt to equity.

Management believes that the foregoing plan will enable the Company to generate sufficient funds to continue its operations for the next twelve months.