Form 10QSB/A
period 2001-09-30
ALTRIMEGA HEALTH CORP
filed 2002-03-27
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                 FORM 10-QSB/A


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
                       ------------------

                         ALTRIMEGA HEALTH CORPORATION
              -------------------------------------------------
              (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
 ------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


5600 Bell Street, Suite 111, Amarillo, Texas                 79106
---------------------------------------------------        ---------
(Address of principal executive offices)                   (Zip Code)

                                (604) 331-6398
              -------------------------------------------------
              Registrant's telephone number, including area code

            3672 East Cove Point Drive, Salt Lake City, Utah 84109
              -------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

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

=============================================================================




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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
--------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
-----------------
The Company has not adopted a policy regarding payment of dividends.

Property and Equipment
-----------------------
The equipment consists of office furniture and equipment which is being depreciated over 5 years.

Income Taxes
-------------
On September 30, 2001 the Company had a net operating loss carryforward of $137,401. The tax benefit of approximately $41,220 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits.

The loss carryover will expire in 2022.

Financial Instruments
-----------------------
The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values.

                         ALTRIMEGA HEALTH CORPORATION
                         (Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
-----------------------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions
---------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Comprehensive Income
---------------------
The Company has adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Other Recent Accounting Pronouncements
----------------------------------------
The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3.  RELATED PARTY TRANSACTIONS

70% of the outstanding common stock was issued to related parties.
Advances of $37,663 have been received by the Company from a related party. There are no terms for the advances made by the related party. The advances are otherwise payable on demand and the Company has not accrued any interest expense associated with advances.

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

______________________________________________________________________________

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
______________________________________________________________________________

Overview
----------
The Company's plan of operation focuses on products which have been designed as a result of the belief its natural medicines and nutritional supplements offer a better alternative to traditional nutritional supplements currently being produced by providing specialized combinations of nutrients. Prior to the formation of Altrimega Health Corporation, an officer of the Company completed the development of the Company's initial product line, and has established relationships with suppliers of the various nutrients comprising the Altrimega Health products. Additionally, the Company has established a relationship with a Utah "contract" manufacturer, which will provide the Company with product manufacturing, bottling and packaging.

The Company is now seeking to establish a distributor network with marketing firms involved in the nutritional supplement industry throughout the country. The Company also plans to undertake efforts to market its products through the internet, various retail markets, including health food stores, and direct sales through a toll-free number.

Proposed Activities
--------------------
As soon as practicable, the Company plans to complete the manufacturing and distributing arrangements with selected brokers in the industry, in different regions of the country. At the same time, the Company will continue with efforts to directly market its products to other retail markets. To the extent the Company's funds allow, the Company will develop and market additional nutritional products, to meet different special health needs and niche markets.

Liquidity and Capital Resources
---------------------------------

As of September 30, 2001, the Company did not have sufficient assets to pay its liabilities.

Results of Operations
----------------------
The Company is a development stage company and has had no operations during the past quarter.

Liquidity and Capital Resources
---------------------------------
The Company will need additional working capital to finance its planned activity.

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


                                 Altrimega Health Corporation
                                 [Registrant]

                                 /S/ Kelley Magee, Chief Executive Officer
                                  and Principal Accounting Officer

Dated March 27, 2002