Form 10KSB
period 2001-12-31
ALTRIMEGA HEALTH CORP
filed 2002-04-01
CIK 1103086

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                           FORM 10-KSB

(x )ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended    December 31, 2001
                          -------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from__________________to __________________.


                       Commission File number 0-29057
                                             -----------


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

State issuer's revenues for its most recent fiscal year:  $  -0-
                                                          ----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The market value of shares held by nonaffiliates is $308,700 based on the bid price of $0.035 per share at March 25, 2002.

  As of March 25, 2002, the Company had 22,020,000 shares of common stock issued and outstanding.


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

                        TABLE OF CONTENTS
==============================================================================

PART I
------
                                                                         Page

ITEM 1.   DESCRIPTION OF BUSINESS                                          4

ITEM 2.   DESCRIPTION OF PROPERTIES                                        6

ITEM 3.   LEGAL PROCEEDINGS                                                6

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                6

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         6

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        7

ITEM 7.   FINANCIAL STATEMENTS                                             8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                         8

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT      8

ITEM 10.  EXECUTIVE COMPENSATION                                           9

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  10

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  11

PART IV
-------

ITEM 13.  EXHIBITS                                                        11

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

Our initial plan of operation focused on marketing natural medicines and nutritional supplements. Our management had prior experience and established relationships with suppliers of various nutrients and we had established a relationship with a "contract" manufacturer to produce those products. We attempted to establish a distribution network with various marketing firms with experience in marketing nutritional supplements, however, these marketing efforts proved unsuccessful.

We began seeking potential business acquisition or opportunities to enter in an effort to continue business operations. In July 2001, we entered into a Plan and Agreement of Merger to acquire all of the issued and outstanding shares of YellowOnline.com, a California corporation ("YOL"). The transaction contemplated that upon closing, both the common and preferred shareholders of YOL would together own no less than eighty four percent (84%) of our then issued and outstanding shares. This transaction was not completed and was terminated on November 1, 2001.

On November 9, 2001, our president and controlling shareholder, Howard Abrams sold 13,200,000 shares of our common stock owned by him to Rio Investment Group, LLC, a Delaware limited liability company. The 13,200,000 shares represented approximately 59.9% of our issued and outstanding shares. In connection with the transaction, Abrams resigned as an officer and director and Ashley Choate, Ft. Worth, Texas, was appointed to replace him.

Proposed Acquisition of Advanced Wireless Messaging, Inc.
---------------------------------------------------------
On December 11, 2001, we entered into an Exchange Agreement with Advanced Messaging Wireless, Inc., of Amarillo, Texas ("Advanced"). Advanced is a Texas corporation and formed in April 2001 as a marketing organization that offers wireless and communications products to consumers through its retail outlets. Advanced has entered into a licensing agreement with Nextel Communications to resell their services in the Southwestern United States. Advanced desires to be a customer focused communications and information technology company that provides a full array of voice, video and data services as well as communications and technology-related products. In order to accomplish is business plan, Advanced desires to acquire other operating companies in strategic locations in the United States. Advanced believes that its complete communication solution concept addresses the real needs of the market by providing a one-stop shop for all of business and residential communications needs, including voice, video and data.

Set forth below is a summary of the key terms of the Exchange Agreement entered into with Advanced. The following summary is subject to the detailed provisions of the Exchange Agreement that has been filed with the Commission as an exhibit to a current report on Form 8-K, on March 27, 2002, and is incorporated herein by this reference.

 1) Exchange of Interests. Subject to the conditions set forth in the Exchange Agreement, on the Closing Date (as defined below), the Advanced Stockholders will exchange all of their respective ownership interest in Advanced (the "Advanced Shares"), which interests shall represent 100% of the ownership interest in Advanced, for an aggregate of 10,000,000 restricted shares of Altrimega common stock (the "Altrimega Common Stock"). Such shares of Altrimega Common Stock shall be issued pro rata based on the percentage of ownership interest held as of the Closing Date.

 2) Operation as Wholly-Owned Subsidiary. After giving effect to the transaction, Altrimega will 100% of the ownership interest of Advanced and Advanced will be a wholly-owned subsidiary of Altrimega operating under the name Advanced Messaging Wireless, Inc., or such other name as Altrimega may determine.

 3) Closing. The Closing contemplated under the Exchange Agreement shall be held at a mutually agreed upon time and place on the completion and satisfaction of the conditions set forth in Articles IV and V of the Exchange Agreement (the "Closing Date").

 4) Conditions Precedent to Obligations of Advanced.   The obligations of
Advanced under the Exchange Agreement are subject to, among other things, Altrimega shareholders' approval.

 5) Conditions Precedent to Obligations of Altrimega. The obligation of Altrimega to complete the terms of the Exchange Agreement are contingent on, among other things, Advanced completing the acquisition of Excel Wireless, Inc. ("Excel") and Communication Syndicate, Inc. ("CSI"), two retail communications services providers. Advanced is to make the acquisitions in exchange for shares of the capital stock of Advanced and/or cash, so that on the Closing Date, any shares of capital stock issued by Advanced in connection with the acquisitions of Excel and CSI will be exchanged pro rata by the Advanced Stockholders in exchange for Altrimega Common Stock. In addition, Advanced shall provide Altrimega with the financial information for Excel and CSI required under Item 310(c) of Regulation S-B, promulgated under the Securities Act. Advanced must also obtain shareholder approval.

Our proposed business activities and those of Advanced are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of our lack of resources and our past inability to provide a profitable business model with significant capital.

Competition
-----------
Until such time as we complete the proposed share exchange, we will be unable to evaluate the type and extent of our likely competition. We are aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. Therefore, we may be considered to be in direct competition with these other public companies in our search for business opportunities.

Employees
---------
As of the date hereof, we do not have any employees and will not until the proposed Exchange Agreement with Advanced has been consummated.

==============================================================================
                ITEM 2.  DESCRIPTION OF PROPERTIES
==============================================================================

We do not own any property.

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

No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2001. However, the Exchange Agreement with Advanced requires us to obtain, through a majority written consent of our stockholders, approval of the Exchange Agreement and the transactions contemplated hereby.

                             PART II
==============================================================================
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
==============================================================================

Our Common Stock has been quoted on the NASD's OTC Bulletin Board since November 1, 2000. Prior to such date management is not aware of the quotation or trading of the Common Stock through any other medium. The table below sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Period Ended December 31, 2001                 High Bid     Low Bid
------------------------------                 --------     -------
First Quarter                                  $14.00       $ 2.00
Second Quarter                                 $ 5.00       $ 0.52
Third Quarter                                  $ 2.08       $ 0.46
Fourth Quarter                                 $ 0.69       $ 0.12

At March 25, 2002, our Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.03 and $0.05, respectively. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At March 25, 2002, we had approximately 45 shareholders of record based on information provided by our transfer agent Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117; Tel: (801) 272-9294.

==============================================================================
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
==============================================================================
Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Plan of Operation
-----------------
We are considered a development stage company and we had no assets or working capital and no operations or income during the fiscal year ended December 31, 2001. Our short fall in working capital has been met through advances from our former president and controlling shareholder, Howard Abrams, who advanced $37,663 and paid expenses incurred by the Company of $4,492. During the fiscal year, Mr. Abrams made a contribution to our capital by forgiving us the advances due him and the expenses paid by him. We anticipated that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our existing shareholders or our officers and directors in the immediate future until the completion of a proposed share exchange with Advanced.

Liquidity and Capital Resources
--------------------------------
As of December 31, 2001, we had no assets and no liabilities.

Results of Operations
----------------------
We are a development stage company and have had no operations during the fiscal year ended December 31, 2001. However, since our inception (September 8, 1998), we have generated net losses of $139,155 and we have had limited operating capital. As a result, the report of our auditor contains a going concern modification as to our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until it complete the proposed share exchange with Advanced and are able to obtain profitability through its operations. Until such time as the proposed share exchange with Advance is consummated we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

     + We have reduced administrative expenses to a minimum by consolidating management responsibilities to our chief executive officer.

     + We will seek, if required, either equity or further debt funding from principal shareholders.

     + We will attempt to obtain the professional services of third-parties through favorable financing arrangements or payment by the issuance of our common stock.

We believe that the foregoing plan will enable us to generate sufficient funds to continue its operations for the next twelve months.

==============================================================================
                  ITEM 7.  FINANCIAL STATEMENTS
==============================================================================

Our financial statements are included following the signature page to this form 10-KSB.

==============================================================================
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE
==============================================================================

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures of financial disclosure.

                             PART III
==============================================================================
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
    PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
==============================================================================
General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                     POSITION(S) WITH
   NAME                  AGE         THE COMPANY               DIRECTOR SINCE

Kelley Magee             51          President, C.E.O. and
                                      Director                 February 2002
Royce M. Atchison        58          Vice-President,
                                      Secretary and Director   December 2001

There are no family relationships among any of the directors or executive officers of the Company.

The following information is furnished for each of the executive officers and directors of the Company and for the Designees:

Kelley Magee serves as our President and Chief Executive Officer and is a member of our board of directors. Prior to joining us, from 1999, Kelley was the President and CEO of Rafter M Industries located in Amarillo, Texas. Rafter M manufactures and markets outdoor equipment. Prior to joining Rafter M, from 1989 to 1999, Kelley served as Vice President of Operations for Wagonsellers, Inc., a manufacturing company located in Amarillo, Texas, specializing in the manufacturing and marketing of kioks. Prior to joining Wagonsellers, Kelley was an independent oil and gas operator in Amarillo, Texas. Kelley graduated from West Texas State University, Canyon Texas, in 1979, with a degree in Business Administration.

Royce M. Atchison serves as our Vice-President and Secretary and is a member of our board of directors. For the past five years, Royce has been in charge of marketing for Andrus Brothers Construction, a diversified construction company, located in Amarillo, Texas. Royce has over 15 years in experience in various sales and marketing positions and has a diverse background in marketing numerous products.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
Our common stock is registered under Section 12(g) of the Exchange Act and in connection therewith, directors, officers, and beneficial owners of more than 10% of our common stock ("Reporting Persons") are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of our common stock. We believe that under the SEC's rules for reporting of securities transactions by Reporting Persons, except as indicated below, all required reports for its fiscal year ended December 31, 2001 were timely filed.

The following table sets forth as of December 31, 2001, to our best knowledge the name and position of each Reporting Person that failed to file on a timely basis any report required pursuant to Section 16(a) during the most recent fiscal year.

     Name                   Position                 Report to be  Filed
     ----                   ---------                -------------------
Rio Investment Group, LLC   10% Beneficial Owner     Form 3


==============================================================================
                 ITEM 10.  EXECUTIVE COMPENSATION
==============================================================================
Cash Compensation
-----------------
There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended December 31, 2001, 2000, and 1999.

Bonuses and Deferred Compensation
---------------------------------
None.

Compensation Pursuant to Plans
------------------------------
None.

Pension Table
-------------
None.

Other Compensation
------------------
None

Compensation of Directors
-------------------------
None.

Termination of Employment and Change of Control Arrangement
-----------------------------------------------------------
We have no compensatory plans or arrangements, including payments to be received from us, with respect to any persons which would in any way result in payments to any person because of his resignation, retirement, or other termination of such person's employment by us, or any change in our control, or a change in the person's responsibilities following a changing in our control.

==============================================================================
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
==============================================================================

Security Ownership of Certain Beneficial Owners:
-----------------------------------------------
The following table sets forth as of March 25, 2002, the name, address and the number of shares of our common stock held of record or beneficially by each person who was known by us to own beneficially, more than 5% of our 22,020,000 issued and outstanding shares of common stock. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.

Security Ownership of Certain Beneficial Owners
-----------------------------------------------
Title
 of        Name and Address              Amount and Nature of     Percentage
Class      Beneficial Owner              Beneficial Ownership(1)   of Class(2)
-----      ----------------              --------------------     ----------
Common     Rio Investment Group, LLC       13,200,000     D            59.95
           25 Greystone Manor
           Lewes, Delaware 19958-9776

Security Ownership of Management of Advanced
--------------------------------------------
Title
 of        Name and Position of          Amount and Nature of     Percentage
Class      Officer and/or Director       Beneficial Ownership(1)  of Class(2)
-----      -----------------------       --------------------     ----------
Common     Kelley Magee, President,
            C.E.O. and Director                     -                      -

Common     Royce M. Atchison, V.P.,
            Secretary and Director                  -                      -

         All Officers and Directors
          as a Group (2 persons)                    -                      -

                                            ---------                  -----
         Total Beneficial Ownership                 -                      -
                                            =========                  =====

(1) Indirect and Direct ownership are referenced by an "I" or "D", respectively. All shares owned directly are owned beneficially and of record and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.

(2) The percentage calculation has been rounded to the nearest one-hundredth of a percent.

==============================================================================
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
==============================================================================
Transactions with Management and Others
----------------------------------------
Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management
--------------------------
There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters
---------------------------
There have no material transactions between us and our promoters or founders.

                             PART IV
==============================================================================
            ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
==============================================================================

(a) (1) Financial Statements. The following financial statements are included in this report:

Title of Document                                                       Page
------------------                                                      ----
Report of Andersen, Andersen & Strong, Certified Public Accountants       13
Balance Sheet as of December 31, 2001                                     14
Statements of Operations for years ended December 31, 2001,
 and 2000 and the Period September 8, 1998 (Date of Inception)
 to December 31, 2001                                                     15
Statements of Changes in Stockholders' Equity for the
 period September 8 1998 (Date of Inception) to December 31, 2001         16
Statements of Cash Flows for the years ended December 31, 2001, and 2000 and the period September 8, 1998 (Date of Inception)
 to December 31, 2001                                                     17
Notes to Financial Statements                                             18

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3)EXHIBITS.  The following exhibits are included as part of this report:

            SEC
Exhibit     Reference
Number      Number      Title of Document                         Location
-----------------------------------------------------------------------------
2.01         2         AGREEMENT AND PLAN OF MERGER among
                       Altrimega Health Corporation,
                       Altrimega Merger Sub, Inc. and
                       YellowOnline.com, dated as of
                       July 19, 2001                           Incorporated
                                                                By reference*


2.02         2         Exchange Agreement between Altrimega
                       Health Corporation and Advanced
                       Messaging Wireless, Inc., dated
                       December 11, 2001                       Incorporated
                                                                by reference#

*See the Company's report on Form 8-K, dated July 19, 2001.
#See the Company's report on Form 8-K, dated December 11, 2001.

 (b) Reports on Form 8-K.

During the quarter ended December 31, 2001, we filed a current report on Form 8-K with the Commission reporting that on November 1, 2001, the merger agreement between us and YellowOnline.com had been terminated.

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

                                     ALTRIMEGA HEALTH CORPORATION

Date March 27, 2002                  By /s/ Kelley Magee
                                     ------------------------------------
                                   Kelley Magee, President and Principal
                                     Accounting Officer

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


Board of Directors
Altrimega Health Corporation
Salt Lake City, Utah

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Altrimega Health Corporation (development stage company) at December 31, 2001 and the statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period September 8, 1998 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation at December 31, 2001, and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period September 8, 1998 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its future planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
March 20, 2002
                                         /s/ Andersen Andersen and Strong

                   ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
                          BALANCE SHEET
                        December 31, 2001

==============================================================================


ASSETS
CURRENT ASSETS

  Cash                                                    $        -
                                                          ----------
    Total Current Assets                                  $        -
                                                          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES


  Accounts payable                                        $        -
                                                          ----------
    Total Current Liabilities                                      -
                                                          ----------
STOCKHOLDERS' EQUITY

  Preferred stock
    10,000,000 shares authorized at $0.001 par
    value; none outstanding                                        -
  Common stock
    50,000,000 shares authorized at $0.001 par
    value; 22,020,000 shares issued and outstanding            22,020

  Capital in excess of par value                             117,135

  Deficit accumulated during the development stage          (139,155)
                                                          ----------

    Total Stockholders' Deficiency                                 -
                                                          ----------

                                                          $        -
                                                          ==========


  The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
                     STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 2001 and 2000 and the
Period September 8, 1998 (Date of Inception) to December 31, 2001

==============================================================================


                                     Dec 31,      Dec 31,      Sept 8, 1998 to
                                     2001         2000         Dec  31, 2001
                                     ------------ ------------ -------------

REVENUES                             $          - $      9,703 $       9,703
                                     ------------ ------------ -------------
EXPENSES

  Product development                      20,000       39,666        76,692
  Administrative                           16,794       31,695        70,872
  Depreciation                                560          560         1,294
                                     ------------ ------------ -------------

                                           37,354       71,921       148,858
                                     ------------ ------------ -------------

NET LOSS                             $    (37,354)$    (62,218)$    (139,155)
                                     ============ ============ =============

NET LOSS PER COMMON SHARE

   Basic                             $          - $      (.01)
                                     ============ ============

AVERAGE OUTSTANDING SHARES

   Basic                               22,020,000    5,126,000
                                     ============ ============


  The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          Period September 8, 1998 (Date of Inception)
                       to December 31, 2000



                                   Common Stock       Capital in
                                --------------------- Excess of   Accumulated
                                Shares      Amount    Par Value   Deficit
                                ----------- --------- ----------- -----------
Balance September 8, 1998
 (date of inception)                     -  $      -  $        -  $        -

Issuance of common stock for
 cash at $.00025 - September
 8, 1998                        18,000,000    18,000     (13,500)          -

Net operating loss for the
 period September 8, 1998
 to December 31, 1998                    -         -           -           -

Issuance of common stock for
 cash at $.02 - October 15,
 1999                            1,000,000     1,000      19,000           -

Issuance of common stock for
  cash at $.022 - November 1,
  1999                           1,000,000     1,000      21,000           -

Net operating loss for the
  year ended December 31, 1999           -         -           -     (39,583)

Issuance of common stock for
  cash at $.025 - January
  through April 2000             2,020,000     2,020      48,480           -

Net operating loss for the
  year ended December 31, 2000           -         -           -     (62,218)
                                ----------- --------- ----------- -----------

Balance December 31, 2000       22,020,000  $ 22,020  $   74,980  $ (101,801)

Contributions to capital -
 expenses - related party                -         -       4,492           -

Contributions to capital -
 forgiveness of debt -
 related party                           -         -      37,663           -

Net operating loss for the
 year ended December 31, 2001            -         -           -     (37,354)
                                ----------- --------- ----------- -----------
Balance December 31, 2001       22,020,000  $  22,020 $   117,135 $ (139,155)
                                ========== ========== =========== ===========

 The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION
                    (Development Stage Company)
                     STATEMENT OF CASH FLOWS
   For the Year Ended December 31, 2000 and 1999 and the Period
    September 8, 1998 (Date of Inception) to December 31, 2001

==============================================================================

                                     Dec 31,      Dec 31,      Sept 8, 1998 to
                                     2001         2000         Dec  31, 2001
                                     ------------ ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                           $   (37,354) $   (62,218) $   (139,155)


    Adjustments to reconcile net loss
    to net cash provided by operating
    activities
      Amortization                             -        6,666             -
      Depreciation                           560          560         1,294
      Changes in accounts payable         30,694          400        37,594
      Contributions to capital
      -expenses                            4,492            -         4,492
                                     ------------ ------------ -------------
        Net Cash Used in Operations       (1,608)     (54,592)      (95,775)
                                     ------------ ------------ -------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of equipment - net            1,575            -        (1,225)
                                     ------------ ------------ -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of
       common stock                            -       50,500        97,000
                                     ------------ ------------ -------------

   Net Increase (decrease) in Cash           (33)      (4,092)            -

   Cash at Beginning of Period                33        4,125             -
                                     ------------ ------------ -------------
   Cash at End of Period             $         -  $        33  $          -
                                     ============ ============ =============

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

   Contributions to capital -
    Expenses - related parties       $      4,492
                                     -------------
   Contributions to capital -
    Forgiveness of debt - related
    Party                            $     37,663
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

ON March 5, 2001 the Company completed a forward stock split of four shares for each outstanding share. This report has been prepared showing after stock split shares from inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------
The Company has not adopted a policy regarding payment of dividends.

Income Taxes
------------
On December 31, 2001 the Company had a net operating loss carryforward of $139,155. The tax benefit of approximately $41,747 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits. The loss carryover will expire in 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------
Basic net income (loss) per share amounts are computed based on the weighted average number of share actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if share had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------
The carrying amounts of financial instruments are considered by management to be their estimated fair values.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors (or their assigns) of the Company have acquired 28% of the outstanding common stock. A former president-director has made a contribution to the capital by the forgiveness of debt due him from the Company of $37,663. Former officers-directors have made contributions to the capital of the Company by the payment of expenses incurred by the Company of $4,492.

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $139,155 since inception (September 8, 1998), and has no limited operating capital and no liabilities as of December 31, 2001. The Company's continuation as a going concern is dependent on its ability to meet its obligations and obtain additional working capital until it obtains profitability through its operations. The Company's ability to obtain profitable operations is dependent on the successful implementation of its proposed business. The Company has taken the following steps to revise its operating and financial requirements in an effort to enable the Company with the ability to continue in existence:

     + The Company has reduced administrative expenses to a minimum by consolidating management responsibilities to our chief executive officer.

     + The Company will seek either equity or additional debt funding from principal shareholders.

     + The Company will attempt to obtain the professional services of third-parties through favorable financing arrangements or payment by the issuance of our common stock.

We believe that the foregoing plan will enable us to generate sufficient funds to continue its operations for the next twelve months.