Form 10QSB
period 2002-03-31
ALTRIMEGA HEALTH CORP
filed 2002-05-15
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                           FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2002
                                -----------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from______________________ to _________________.

Commission File number    000-29057
                       ------------------

                   ALTRIMEGA HEALTH CORPORATION
        -------------------------------------------------
        (Exact name of registrant as specified in charter)

        Nevada                                            87-0631750
 ------------------------------                        ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


 5600 Bell Street, Suite 111, Amarillo, Texas                 79106
--------------------------------------------------          ---------
(Address of principal executive offices)                   (Zip Code)

                          (806) 331-6398
        -------------------------------------------------
        Registrant's telephone number, including area code


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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                Outstanding as of March 31, 2002
           ---------------------     ------------------------------------
           Common  Stock, $0.001                 22,020,000

                              INDEX

                                                                     Page
                                                                     Number
                                                                     --------
PART I.

    ITEM 1.  Financial Statements (unaudited).............................3

             Balance Sheets...............................................4
             March 31, 2002 and December 31, 2001

             Statements of Operations
             Three months ended March 31, 2002 and 2001...................5 and the period September 8, 1998 to March 31, 2002

             Statements of Cash Flows
             Three months ended March 31, 2002 and 2001...................6 and the period September 8, 1998 to March 31, 2002

             Notes to Financial Statements................................7

    ITEM 2.  Management's Discussion and Analysis or Plan of Operations...9

PART II.     Other Information...........................................10

             Signatures..................................................10

PART I - FINANCIAL INFORMATION

_____________________________________________________________________________

ITEM 1. FINANCIAL STATEMENTS
_____________________________________________________________________________


The accompanying   balance sheets of Altrimega Health Corporation (
development stage company)  at  March 31, 2002 and December 31, 2001, and the
related statements of operations and cash flows for the three   months ended
March 31, 2002 and 2001 and the period from September 8, 1998 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                   ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
                          BALANCE SHEETS
               March 31, 2002 and December 31, 2001

==============================================================================

                                                    Mar 31,       Dec 31,
                                                     2002          2001
                                                 ------------- -------------
ASSETS
CURRENT ASSETS
 Cash                                            $          -  $           -
                                                 ------------- -------------
   Total Current Assets                          $          -  $           -
                                                 ============= =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Account payable                                $     10,895  $           -
                                                 ------------- -------------
   Total Current Liabilities                           10,895              -
                                                 ------------- -------------

STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at $0.001
    par value; none outstanding                              -             -
  Common stock
    50,000,000 shares authorized at $0.001
    par value; 22,020,000 shares issued and
    outstanding                                         22,020        22,020
  Capital in excess of par value                       117,135       117,135
  Deficit accumulated during the development stage    (150,050)     (139,155)
                                                 ------------- -------------

   Total Stockholders' Deficiency                      (10,895)            -
                                                 ------------- -------------

                                                 $           - $           -
                                                 ============= =============


The accompanying notes are an integral part of these financial statements.

                    ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
                     STATEMENTS OF OPERATIONS
   For the Three Months Ended March 31, 2002 and 2001 and the
  Period September 8, 1998 (Date of Inception) to March 31, 2002

==============================================================================

                                    Mar 31,       Mar 31,    Sept 8, 1998 to
                                     2002          2001       Mar 31, 2002
                                 ------------  ------------  --------------
REVENUES                         $          -  $          -  $        9,703
                                 ------------  ------------  --------------
EXPENSES

  Product Development                       -         8,000          76,692
  Administrative                       10,895         2,940          81,767
  Depreciation                              -           140           1,294
                                 ------------  ------------  --------------
                                       10,895        11,080         159,753
                                 ------------  ------------  --------------
NET LOSS                         $    (10,895) $    (11,080) $     (150,050)
                                 ============  ============  ==============
NET LOSS PER
 COMMON SHARE

 Basic                           $          -  $          -
                                 ============  ============
AVERAGE  OUTSTANDING SHARES

 Basic (stated in 1000's)              22,020        20,504
                                 ============  ============





The accompanying notes are an integral part of these financial statements

                   ALTRIMEGA HEALTH CORPORATION
                   (Development Stage Company)
                     STATEMENT OF CASH FLOWS
    For the Three Months Ended March 31, 2002 and 2001 and the
  Period September 8, 1998 (Date of Inception) to March 31, 2002

=============================================================================

                                    Mar 31,       Mar 31,    Sept 8, 1998 to
                                     2002          2001       Mar 31, 2002
                                 ------------  ------------  --------------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                       $    (10,895) $    (11,080) $     (150,050)

  Adjustments to reconcile net
  loss to net cash provided by
  operating activities

     Depreciation                           -           140               -
     Changes in accounts payable       10,895        31,963          48,558
     Contributions of capital -
       expenses                             -             -           4,492
                                 ------------  ------------  --------------

     Net Cash Received (Used)
      in Operations                         -        21,023         (97,000)
                                 ------------  ------------  --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Advance deposit - lease                   -       (20,000)              -
                                 ------------  ------------  --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from issuance of
  common stock                              -             -          97,000
                                 ------------  ------------  --------------

Net Increase (decrease) in Cash             -         1,023               -

Cash at Beginning of Period                 -            33               -
                                 ------------  ------------  --------------
Cash at End of Period            $          -  $      1,056  $            -
                                 ============  ============  ==============

NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Contributions to capital -
 expenses - related parties - 2001             $      4,492
                                               ============
Contributions to capital -
 forgiveness of debt - related party - 2001    $     37,663
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

Income Taxes

On March 31, 2002 the Company had a net operating loss carryforward of $150,050. The tax benefit of approximately $45,015 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits. The loss carryover will expire in 2022.

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

                 ALTRIMEGA   HEALTH   CORPORATION
                   ( Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (Continued)

=============================================================================

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Instruments

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors of the Company have acquired 28% of the outstanding common stock. A former president-director has made a contribution to the capital by the forgiveness of debt due him from the Company of $37,663. Former officers-directors have made contributions to the capital of the Company by the payment of expenses incurred by the Company of $4,492.

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

-----------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-----------------------------------------------------------------------------

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

Plan of Operation
-----------------
We are considered a development stage company and we had no assets or working capital and no operations or income during the three month period ended March 31, 2002. We anticipate that we will require only nominal capital to maintain our corporate viability and necessary funds will most likely be provided by our existing shareholders or our officers and directors in the immediate future until the completion of a proposed share exchange with Advanced.

Liquidity and Capital Resources
--------------------------------
As of March 31, 2002, we had no assets and liabilities of $10,895.

Results of Operations
----------------------
We are a development stage company and had limited operations during the the three month period ended March 31, 2002, wherein we incurred $10,895 in administrative expenses. Since our inception (September 8, 1998), we have generated net losses of $150,050, based on limited operating capital. As a result, the report of our auditor at December 31, 2001 contains a going concern modification as to our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until it complete the proposed share exchange with Advanced and are able to obtain profitability through its operations. Until such time as the proposed share exchange with Advance is consummated we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

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

                   PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS
   None.

ITEM 3.  DEFAULT BY THE COMPANY ON ITS SENIOR SECURITIES
   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
   None.

ITEM 5.  OTHER INFORMATION
   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    --------
    None.

(b) Reports on Form 8-K
    -------------------
(1) On March 27, 2002, we filed a current report on Form 8-K, reporting certain Regulation FD disclosure under Item 9, relating to a series of press releases issued by us between November 2001 and January 2002, and other information relating to a preliminary schedule 14C and related preliminary information statement filed by us on January 31, 2002.

(2) On March 27, 2002, we filed a current report on Form 8-K, reporting a change in our control under Item 1, for an event that occurred November 9, 2001.



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                     ALTRIMEGA HEALTH CORPORATION

Date: May 15, 2002                   By /s/ Kelley Magee
                                     ------------------------------------
                                   Kelley Magee, President and Principal
                                     Accounting Officer