Form 10QSB
period 2002-06-30
ALTRIMEGA HEALTH CORP
filed 2002-08-14
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                     -------------

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-26119

                          ALTRIMEGA HEALTH CORPORATION
                          ----------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                   NEVADA                                   87-0631750
-----------------------------------------------   -----------------------------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

5600 BELL STREET, SUITE 111, AMARILLO, TEXAS                   79106
-----------------------------------------------   -----------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                 (806) 331-6398
                                 --------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), YES [X ] NO [ ], AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X ] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE.

              CLASS                     OUTSTANDING AS OF JUNE 30, 2002
              -----                     -------------------------------
       COMMON STOCK, $0.001                       22,020,000

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Altrimega Health Corporation (a development stage company) at June 30, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001 and the period from September 8, 1998 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                               JUN 30,           DEC 31,
                                                2002              2001
                                            ------------      -------------

ASSETS
CURRENT ASSETS
  Cash                                       $       -         $      -
                                            ------------      -------------
    Total Current Assets                     $       -         $      -
                                            ============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                           $   32,219        $      -
                                            ------------      -------------
    Total Current Liabilities                    32,219               -
                                            ------------      -------------
STOCKHOLDERS' EQUITY
  Preferred stock
    10,000,000 shares authorized at
    $0.001 par value; none outstanding               -                -
  Common stock
    50,000,000 shares authorized at
    $0.001 par value; 22,020,000 shares
    issued and outstanding                       22,020           22,020
  Capital in excess of par value                117,135          117,135

  Deficit accumulated during the
    development stage                          (171,374)        (139,155)
                                            ------------      -------------
    Total Stockholders' Deficiency              (32,219)              -
                                            ------------      -------------
                                              $      -         $      -
                                            ============      =============


   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
                 AND 2001 AND THE PERIOD SEPTEMBER 8, 1998 (DATE
                         OF INCEPTION) TO JUNE 30, 2002
--------------------------------------------------------------------------------

                                        THREE MONTHS                     SIX MONTHS
                                  -----------------------        ------------------------
                                                                                             SEPT 8, 1998
                                    JUN 30,      JUN 30,           JUN 30,       JUN 30,        TO JUN 30,
                                     2002         2001              2002          2001             2002
                                  ----------   ----------        ----------   -----------     -------------
REVENUES                           $      -     $      -          $      -      $      -        $   9,703
                                  ----------   ----------        ----------   -----------     -------------

EXPENSES
  Product development                     -            -                 -             -           76,692
  Administrative                     21,324        1,750            32,219        12,830          103,091
  Depreciation                            -            -                 -             -            1,294
                                  ----------   ----------        ----------   -----------     -------------
                                     21,324        1,750            32,219        12,830          181,077
                                  ----------   ----------        ----------   -----------     -------------

NET LOSS                           $(21,324)    $ (1,750)         $(32,219)     $(12,830)       $(171,374)
                                  ==========   ==========        ==========   ===========     =============
NET LOSS PER COMMON SHARE
  Basic                            $      -     $      -          $      -      $      -
                                  ----------   ----------        ----------   -----------     -------------

AVERAGE OUTSTANDING SHARES
  Basic (stated in 1,000's)          22,020       22,020            22,020        22,020
                                  -----------  ----------        ----------   -----------     -------------


   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                    AND THE PERIOD SEPTEMBER 8, 1998 (DATE OF
                           INCEPTION) TO JUNE 30, 2002
--------------------------------------------------------------------------------
                                                  JUN 30,          JUN 30,       SEPT 8, 1998 TO
                                                   2002              2001         JUN 30, 2002
                                                ----------       -----------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $  (32,219)       $  (12,830)       $  (171,374)
  Adjustments to reconcile net loss to net
    cash provided by operating activities
  Depreciation                                          -               280                  -
    Changes in accounts payable                    32,219            32,566             69,882
    Contributions to capital - expenses                 -                 -              4,492
                                               -----------       -----------       ------------
     Net Cash Received (Used) in Operations             -            20,016            (97,000)
                                               -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advance deposit - lease                               -           (20,000)                 -
                                               -----------       -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock              -                 -             97,000
                                               -----------       -----------       ------------
    Net Increase (decrease)  in Cash                    -                16                  -
    Cash at Beginning of Period                         -                33                  -
                                               -----------       -----------       ------------
    Cash at End of Period                      $        -        $       49        $         -
                                               ===========       ===========       ============
NON CASH FLOWS FROM OPERATING AND INVESTING
 ACTIVITIES
  Contributions to capital - expenses -
   related parties - 2001                      $    4,492
                                               ----------
  Contributions to capital - forgiveness
   of debt - related party - 2001                  37,663
                                               ----------


   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

INCOME TAXES
------------

On June 30, 2002 the Company had a net operating loss carryforward of $171,374. The tax benefit of approximately $51,412 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits. The loss carryover will expire in 2023.

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

FINANCIAL INSTRUMENTS
---------------------

The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

ESTIMATES AND ASSUMPTIONS
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Altrimega Health Corporation was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999 the name of the Corporation was changed to Altrimega Health Corporation.

Our initial plan of operation focused on marketing natural medicines and nutritional supplements. We attempted to establish a distribution network with various marketing firms with experience in marketing nutritional supplements, however, these marketing efforts proved unsuccessful.

We began seeking potential business acquisition or opportunities to enter in an effort to continue business operations. In July 2001, we entered into a Plan and Agreement of Merger to acquire all of the issued and outstanding shares of YellowOnline.com, a California corporation. The transaction contemplated that upon closing, both the common and preferred shareholders of YellowOnline.com would together own no less than 84% of our then issued and outstanding shares. This transaction was not completed and was terminated on November 1, 2001.

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

On December 11, 2001, Altrimega Health Corporation, a Nevada corporation, entered into an Exchange Agreement with Advanced Messaging Wireless, Inc., a Texas corporation. Pursuant to the Exchange Agreement, the shareholders of Advanced were to exchange all of the outstanding shares of common stock of Advanced Messaging for an aggregate of 10,000,000 shares of common stock. Pursuant to the proposed transaction, Advanced was to become a wholly owned subsidiary of Altrimega. On July 15, 2002, Altrimega terminated the Exchange Agreement with Advanced due to its failure to satisfy its conditions subsequent.

On July 25, 2002, Altrimega entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation. Pursuant to the Letter of Intent and upon the consummation of a definitive agreement, Atrimega will acquire Creative Holdings. Upon consummation of the merger, Creative Holdings will become a wholly owned subsidiary of Altrimega. At closing, Altrimega will issue 20,000,000 shares of common stock to the former shareholders of Creative Holdings. Further, Altrimega is obligated to seek shareholder approval to increase its authorized capital stock to 800,000,000 shares of common stock. Upon obtaining such approval, Altrimega will be obligated to issue an additional 300,000,000 shares of common stock to the former shareholders of Creative Holdings, such that they will own a total of 320,000,000 shares of common stock upon completion of the transaction.

Creative Holdings is a real estate holding company. Creative Holdings holds an option to purchase a 49% interest in a joint venture project in North Myrtle Beach, South Carolina known as the Barefoot Resort and Golf Community. The project is under development and contemplates a yacht marina with 167 slips and a multi-use building for retain and residential units. The project will require additional funding to complete.

RESULTS OF OPERATIONS
---------------------

We are a development stage company and had limited operations during the three-month period ended June 30, 2002, wherein we incurred $21,324 in administrative expenses. Since our inception on September 8, 1998, we have generated net losses of $171,374, based on limited operating capital. As a result, the report of our auditor at December 31, 2001 contains a going concern modification as to our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until we complete the proposed merger with Creative Holdings and are able to obtain profitability through our operations. Until such time, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

    o We have reduced administrative expenses to a minimum by consolidating management responsibilities to our chief executive officer.

    o We will seek, if required, either equity or further debt funding from principal shareholders.

    o We will attempt to obtain the professional services of third-parties through favorable financing arrangements or payment by the issuance of our common stock.

    o We believe that the foregoing plan will enable us to generate sufficient funds to continue its operations for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Altrimega had no cash or assets as of June 30, 2002. Altrimega is dependent upon its ability to consummate the transaction with Creative Holdings and thereafter to raise capital from the sale of debt or equity securities. Such capital will be required in order for Altrimega to continue operations, which consist primarily of its need to pay administrative expenses until the merger of Creative Holdings is consummated. Altrimega has no commitments for financing. Administrative expenses are expected to consist primarily of professional fees necessary to file its periodic reports with the Securities and Exchange Commission, including the review and audit of its financial statements. Altrimega has minimized its expenses as discussed above. Upon consummation of the acquisition of Creative Holdings, Altrimega anticipates that its need for capital will also include helping to fund the Barefoot Resort joint venture. Creative Holdings owns a 49% interest in Barefoot Resort. No assurances can be given that the acquisition of Creative Holdings will be consummated due to a number of factors, including the finalization of definitive agreements, shareholder approval for an increase in Altrimega's authorized capital stock and approval of the acquisition by the shareholders of Creative Holdings.

CRITICAL ACCOUNTING POLICIES
----------------------------

Below is a summary of Altrimega's critical accounting policies.

      ACCOUNTING METHODS. Altrimega recognizes income and expenses based on the accrual method of accounting.

      DIVIDEND POLICY. Altrimega has not adopted a policy regarding payment of dividends.

      INCOME TAXES. On June 30, 2002, Altrimega had a net operating loss carryforward of $171,374. The tax benefit of approximately $51,412 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits. The loss carryover will expire in 2023.

      BASIC AND DILUTED NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

      FINANCIAL INSTRUMENTS. The carrying amounts of financial instruments, including accounts payable, are considered by management to be their estimated fair values.

      ESTIMATES AND ASSUMPTIONS. Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

PART II

OTHER INFORMATION
-----------------

ITEM 1.  LEGAL PROCEEDINGS.

         There is no pending litigation against us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a), (b), (c) and (d)      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      EXHIBITS.

EXHIBIT
NO.       DESCRIPTION                                         LOCATION
-------   --------------------------------------------------  -------------------------------------------------
2.1       Agreement  and Plan of Merger dated July 19, 2001,  Incorporated by reference to Exhibit 2.1 to the
          by  and  among   Altrimega   Health   Corporation,  Corporation's 8-K filed with the SEC on July 31,
          Altrimega Merger Sub, Inc. and YellowOnline.com     2001

2.2       Exchange   Agreement   between   Altrimega  Health  Incorporated by reference to Exhibit 2.01 to the
          Corporation and Advanced Messaging Wireless,  Inc.  Corporation's 8-K filed with the SEC on March
          dated December 11, 2001                             27, 2002

3.1       Articles of Incorporation                           Incorporated by reference to Exhibit 3.1.1 to
                                                              the Corporation's 10-SB filed with the SEC on
                                                              January 21, 2000

3.2       Amendment to Articles of Incorporation              Incorporated by reference to Exhibit 3.1.2 to
                                                              the Corporation's 10-SB filed with the SEC on
                                                              January 21, 2000

3.3       Certificate of Amendment to Articles of             Incorporated by reference to Exhibit A to the
          Incorporation                                       Corporation's PRE 14C filed on January 31, 2002

3.4       Bylaws                                              Incorporated by reference to Exhibit 3.2 to the
                                                              Corporation's 10-SB filed with the SEC on
                                                              January 21, 2000

10.1      Letter of Intent dated July 25, 2002, by and        Incorporated by reference to Exhibit 99.1 to the
          between Altrimega Health Corporation and Creative   Corporation's 8-K filed on July 26, 2002
          Holdings Inc.


         (B)      REPORTS ON FORM 8-K.

         On July 19, 2002, Altrimega filed a Form 8-K announcing the termination of the proposed acquisition of Advanced Messaging Wireless, Inc.

         On July 26, 2002, Altrimega filed a Form 8-K announcing the letter of intent to acquire Creative Holdings, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 14, 2002               ALTRIMEGA HEALTH CORPORATION

                                       By:  /s/ Kelley Magee
                                          -------------------------------
                                            Kelley Magee


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Altrimega Health Corporation (on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of Altrimega Health Corporation.


         August 14, 2002                 /s/ Kelley Magee
-------------------------------          --------------------------------------
Date                                     Kelley Magee
                                         President and Chief Executive Officer


         August 14, 2002                 /s/ Kelley Magee
-------------------------------          --------------------------------------
Date                                     Kelley Magee
                                         Chief Financial Officer