Form 10QSB
period 2002-09-30
ALTRIMEGA HEALTH CORP
filed 2002-11-19
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.


                        Commission File Number 000-26119

                          ALTRIMEGA HEALTH CORPORATION
             (Exact Name of Registrant as specified in its charter)

                 NEVADA                                 87-0631750
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation or organization)             Identification Number)

       4702 OLEANDER DRIVE, SUITE 200, MYRTLE BEACH, SOUTH CAROLINA 29577
               (Address of Principal Executive Offices) (Zip Code)

                                 (843) 497-7028
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant:

         (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file
         such reports);                              X   Yes           No
         (2) has been subject to such filing  requirements for the past 90 days.
                                                     X   Yes           No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                                                        OUTSTANDING AS OF
               CLASS                                    SEPTEMBER 30, 2002
               -----                                    ------------------
       Common Stock, $0.001                                 45,020,000

                          ALTRIMEGA HEALTH CORPORATION

                               FORM 10-QSB INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)                                    3

           Balance Sheets as of September 30, 2002 and
           December 31, 2001                                                   4

           Statement of Operations
           Three and nine months ended September 30, 2002 and 2001
           and the period from September 8, 1998 to September 30, 2002         5

           Statements of Cash Flows
           Nine months ended September 30, 2002 and 2001
           and the period from September 8, 1998 to September 30, 2002         6

           Notes to Financial Statements.                                      7

  Item 2.  Management's Discussion and Analysis or Plan of Operations          9

  Item 3.  Controls and Procedures                                            12

PART II - OTHER INFORMATION                                                   10

  Item 1.  Legal Proceedings                                                  13

  Item 2.  Changes of Securities and Use of Proceeds                          13

  Item 3.  Defaults Upon Senior Securities                                    13

  Item 4.  Submission of Matters to a Vote of Security Holders                14

  Item 5.  Other Information                                                  14

  Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                    15

PART I - FINANCIAL INFORMATION

The accompanying balance sheets of Altrimega Health Corporation (development stage company) at September 30, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001 and the period from September 8, 1998 to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

ITEM 1.  FINANCIAL STATEMENTS.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                     ASSETS
                                                  September 30,     December 31,
                                                      2002              2001
                                                  -------------     ------------

Current Assets
  Cash                                             $       --        $       --

    Total Current Assets                           $       --        $       --
                                                  =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable                                 $   60,886        $       --
                                                  -------------     ------------

    Total Current Liabilities                      $   60,886        $       --
                                                  =============     ============

STOCKHOLDERS' EQUITY

  Preferred stock
  10,000,000 shares authorized at $0.001 par
  value; none outstanding                          $       --        $       --
                                                  -------------     ------------

  Common stock
  50,000,000 shares authorized at $0.001 par
  value; 45,020,000 and 22,020,000 shares
  issued and outstanding
  At September 30, 2002 and December 31, 2001,
  respectively                                          45,020            22,020

  Capital in excess of par value                       117,135           117,135


  Deficit accumulated during the development
  stage                                              (200,041)         (139,155)
                                                  -------------     ------------

    Total Stockholders' Deficiency                    (60,886)                --
                                                  =============     ============



   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                    AND 2001 AND THE PERIOD SEPTEMBER 8, 1998
                 1998 (DATE OF INCEPTION) TO SEPTEMBER 30, 2002

                                    Three Months    Three Months    Nine Months     Nine Months     September 8,
                                       Ended           Ended           Ended           Ended          1998 to
                                   September 30,   September 30,   September 30,   September 30,   September 30,
                                        2002            2001            2002            2001            2002
REVENUES                            $      --       $      --       $      --       $      --      $    9,703
                                    ---------       ---------       ---------       ---------      ----------

EXPENSES

  Product development                      --              --              --              --          76,692
  Administrative                       28,667          22,770          60,886          35,600         131,758
  Depreciation                      $      --       $      --       $      --       $      --      $    1,294
                                    ---------       ---------       ---------       ---------      ----------

                                    $  28,667       $  22,770       $  60,886       $  35,600      $  209,744
                                    ---------       ---------       ---------       ---------      ----------

NET LOSS                            $(28,667)    $   (22,770)       $(60,886)       $(35,600)      $(200,041)

NET LOSS PER COMMON SHARE

  Basic                             $      --        $     --       $     --        $     --        $     --
                                    ---------       ---------       ---------       ---------      ----------

AVERAGE OUTSTANDING SHARES

  Basic (stated in 1,000's)            45,020          22,020         45,020          22,020
                                    =========       =========       =========       =========


                   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                    AND 2001 AND THE PERIOD SEPTEMBER 8, 1998
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2002


                                                    September 30,       September 30,     September 8, 1998 to
                                                        2002                2001           September 30, 2002
                                                    -------------       -------------     --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                           $  (60,886)         $  (35,600)           $  (200,041)
  Adjustments to reconcile net loss to
  net cash provided by operating activities

  Depreciation                                                --                 420                     --
  Changes in accounts payable                             60,886              30,763                 98,549
  Contributions to capital - expenses                $        --         $       700           $      4,492
                                                     -----------         -----------           ------------

     Net Cash Received (Used) in Operations          $        --         $   (3,717)           $   (97,000)
                                                     -----------         -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Advance deposit - lease                            $        --         $     3,792           $         --
                                                     -----------         -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from issuance of common stock             $        --         $        --           $     97,000
                                                     -----------         -----------           ------------

Net Increase (decrease) in Cash                               --                  75                     --

Cash at Beginning of Period                          $        --         $        33           $         --
                                                     -----------         -----------           ------------

Cash at End of Period                                $        --                 108           $         --
                                                     ===========         ===========           ============


NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES

Contributions to capital - expenses - related parties - 2001          $   4,492
                                                                      ---------
Contributions to capital - forgiveness of debt -
  related party - 2001                                                $  37,663
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                          ALTRIMEGA HEALTH CORPORATION
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 8, 1998 with the name of Altrimega Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The board of directors will determine the powers and rights of the preferred stock when it is issued. On June 23, 1999 the name was changed to Altrimega Health Corporation. The Company was organized for the purpose of marketing nutritional products.

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

Income Taxes
------------

On September 30, 2002 the Company had a net operating loss carryforward of $200,041. The tax benefit of approximately $ 60,012 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has no operations on which to project future net profits. The loss carryover will expire in 2023.

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

--------------------------------------------------------------------------------

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

On July 21, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to its financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

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

6.  SHARE EXCHANGE WITH CREATIVE HOLDINGS, INC.

On August 15, 2002 the Company entered into a definitive Merger Agreement (the "Merger Agreement") among the Company, Altrimega Acquisition Co., a Nevada corporation ("Acquisition Co."), Creative Holdings, Inc. a South Carolina corporation ("Creative Holdings") and the shareholders of Creative Holdings (the "Shareholders"). Pursuant to the Merger Agreement, Creative Holdings was to be merged with and into Acquisition Co., which was to be the surviving corporation and continue its corporate existence under the laws of the State of Nevada as a wholly-owned subsidiary of the Company. In consideration of the merger, the Company was to issue a total of 320,000,000 shares of common stock of the Company to the Shareholders in exchange for all of the common stock of Creative Holdings. At closing, 20,000,000 shares of common stock of the Company were issued and delivered to the Shareholders. Upon consummation of the merger and the approval by a majority of the outstanding shares of capital stock authorizing an amendment to the Company's Articles of Incorporation increasing the authorized common stock of the Company to 800,000,000, the remaining
300,000,000 shares of common stock of the Company were to be issued and delivered to the Shareholders.

On September 2, 2002, the Company, Creative Holdings and the Shareholders amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings will become a wholly-owned subsidiary of the Company. Pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), effective as of August 15, 2002 by and among the Company, Creative Holdings and the Shareholders, the Shareholders will exchange with ,and deliver to the Company the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each shares of Series A Convertible Preferred stock will be convertible into 300 shares of common stock of the Company.

Creative Holdings is a real estate holding company. Pursuant to a Joint Venture Agreement, dated June 27, 2002, by and between Silver Carolina Development Company, LLC ("Silver Carolina") and Creative Holdings (the "Joint Venture Agreement"), Creative Holdings has the right to purchase a 49% interest in a joint venture with respect to the development, construction, lease, sales and management of a portion of the residential and commercial property known as the Barefoot Resort and Golf Community in North Myrtle Beach, South Carolina. The project is under development and contemplates a yacht marina with 167 slips and a multi-use building for retail and residential units.

7.   SUBSEQUENT EVENTS

On November 12, 2002, the Company, through its subsidiary Sea Garden Funding, LLC, a South Carolina limited liability company ("Sea Garden Funding"), acquired real property in the Sea Garden development in North Myrtle Beach, South Carolina.

Sea Garden is a townhouse condominium project consisting of approximately 116 sold units with an additional 10 units currently under construction and remaining sites for 49 additional units.

Creative Holdings owns 80% of Sea Garden Funding. Sea Garden Funding paid $210,000 cash and assumed debt of $1,071, 344.66 to complete the transaction. The current sales prices for the 2 bedroom 2.5 bath town homes are averaging $88,000.00. This would create approximately $5,200,000 in revenues upon sell-out. The construction costs on the remaining units to be completed would be approximately $2,775,000 at current cost estimates. Horry County State Bank provided the funding for the purchase.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
--------

On August 15, 2002 the Company entered into a definitive Merger Agreement (the "Merger Agreement") among the Company, Altrimega Acquisition Co., a Nevada corporation ("Acquisition Co."), Creative Holdings, Inc. a South Carolina corporation ("Creative Holdings") and the shareholders of Creative Holdings (the "Shareholders"). Pursuant to the Merger Agreement, Creative Holdings was to be merged with and into Acquisition Co., which was to be the surviving corporation and continue its corporate existence under the laws of the State of Nevada as a wholly-owned subsidiary of the Company. In consideration of the merger, the Company was to issue a total of 320,000,000 shares of common stock of the Company to the Shareholders in exchange for all of the common stock of Creative Holdings. At closing, 20,000,000 shares of common stock of the Company were issued and delivered to the Shareholders. Upon consummation of the merger and the approval by a majority of the outstanding shares of capital stock authorizing an amendment to the Company's Articles of Incorporation increasing the authorized common stock of the Company to 800,000,000, the remaining
300,000,000 shares of common stock of the Company were to be issued and delivered to the Shareholders.

On September 2, 2002, the Company, Creative Holdings and the Shareholders amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings became a wholly-owned subsidiary of the Company. Pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), effective as of August 15, 2002 by and among the Company, Creative Holdings and the Shareholders, the Shareholders exchanged with and delivered to the Company, the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each shares of Series A Convertible Preferred stock is convertible into 300 shares of common stock of the Company.

Creative Holdings is a real estate holding company. Pursuant to a Joint Venture Agreement, dated June 27, 2002, by and between Silver Carolina Development Company, LLC ("Silver Carolina") and Creative Holdings (the "Joint Venture Agreement"), Creative Holdings has the right to purchase a 49% interest in a joint venture with respect to the development, construction, lease, sales and management of a portion of the residential and commercial property known as the Barefoot Resort and Golf Community in North Myrtle Beach, South Carolina. The project is under development and contemplates a yacht marina with 167 slips and a multi-use building for retail and residential units.

The Joint Venture Agreement has a term of ten years unless terminated by the earlier to occur of: (i) mutual agreement of the parties; (ii) adjudication of either party as bankrupt, either party filing of a voluntary petition in bankruptcy, the filing of any petition against either party under any federal or state bankruptcy law, or either party filing of a petition or answer seeking the appointment of a receiver of its assets or an arrangement with creditors under any such laws; or (iii) breach by either party of any material covenant under the Joint Venture Agreement. Either party may cure a material breach within 60 days of receiving written notice thereof. The Joint Venture Agreement provides for capital contributions that are to be made by both parties. The Joint Venture Agreement provides that on or before August 31, 2002, or within a reasonable time thereafter as agreed by both parties, Silver Carolina will contribute the land to the joint venture and Creative Holdings will provide the capital necessary to payoff the mortgage on the property held by Wachovia Bank, plus up to $2,000,000 for continuing operation. Pursuant to the Joint Venture Agreement, the capital required will not exceed $20,000,000.

The joint venture provides that Silver Carolina has a 51% interest in the joint venture, including the profits and is chargeable with such percentage of the losses of the joint venture. Creative Holdings has a right to purchase a 49% interest in the joint venture, including the profits and is chargeable with such percentage of the losses of the joint venture. Pursuant to the Joint Venture Agreement, Silver Carolina is the Manager of joint venture.

Results of Operations
---------------------

RESULT OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

The Company had no revenue for the nine-month periods ended September 30, 2002 and September 30, 2001, respectively. The Company had expenses of $60,886 for the nine-month period ended September 30, 2002 as compared to $35,600 for the nine-month period ended September 30, 2001, an increase of 71%. The Company had a net loss of $60,886 for the nine-month period ended September 30, 2002 as compared to $35,600 for the nine-month period ended September 30, 2001, an increase of 71%.

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001

The Company had no revenue for the three-month periods ended September 30, 2002 and September 30, 2001, respectively. The Company had expenses of $28,667 for the three-month period ended September 30, 2002 as compared to $22,770 for the three-month period ended September 30, 2001, an increase of 26%. The Company had a net loss of $28,667 for the three-month period ended September 30, 2002 as compared to $22,770 for the three-month period ended September 30, 2001, an increase of 71%.

Liquidity and Capital Resources
-------------------------------

The Company had no cash on-hand as of September 30, 2002. The Company's current assets exceed its current liabilities as of September 30, 2002. The Company will require additional working capital to finance its planned activities. The Company cannot assure you that the additional capital it requires to finance its operations will be available on acceptable terms, if at all. Any failure to secure additional financing will force the Company to modify its business plan.

PART 11 - OTHER INFORMATION

ITEM 3.  CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO/CFO CERTIFICATION. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934
(Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Company's management, including the CEO/CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal
Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO/CFO require that the CEO/CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS. Based upon the Controls Evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings against it.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

The following is a summary of sales of unregistered securities for the third quarter of 2002. All securities were issued as restricted common shares, which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

On September 2, 2002, the Company issued 20,000,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock to the Shareholders of Creative Holdings, Inc. in exchange for all of the issued and outstanding shares of common stock of Creative Holdings, Inc.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(b) The Company filed the following Form 8-K's during the quarter for which this report is filed:

         (i) Form 8-K filed July 19, 2002, reporting Item 5, with respect to the termination of an Exchange Agreement between the Company and Advanced Messaging Wireless, Inc.

         (ii) Form 8-K filed July 26, 2002, reporting Item 9 with respect to the execution of a letter of intent between the Company and Creative Holdings, Inc.

         (iii) Form 8-K filed August 16, 2002, reporting Item 2 with respect to the execution of a Merger Agreement among the Company, Altrimega Acquisition Co., Creative Holdings, Inc. and the shareholders of Creative Holdings, Inc.

         (iv) Form 8-K filed October 4, 2002, reporting Item 2, with respect to the amendment of the Merger Agreement into a share exchange transaction.

         (v) Form 8-K filed November 13, 2002, reporting Item 2 with respect to the acquisition of the Sea Garden property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ALTRIMEGA HEALTH CORPORATION
                                              ----------------------------

Date:  NOVEMBER 18, 2002                      By: /s/ John W. Gandy
                                                 -----------------------------
                                              John W. Gandy
                                              President and Director
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Date:  NOVEMBER 18, 2002                      By: /s/ John W. Gandy
                                                 -----------------------------
                                              John W. Gandy
                                              President and Director
                                              (Principal Executive, Financial
                                              and Accounting Officer)




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Altrimega Heath Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


By:/s/ John W. Gandy                          DATE NOVEMBER 18, 2002
--------------------------------------------
John W. Gandy, President and Director
(Principal Executive Officer)

By: /s/ John W. Gandy                         DATE NOVEMBER 18, 2002
--------------------------------------------
John W. Gandy, President and Director
(Principal Financial and Accounting Officer)

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, John W. Gandy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Altrimega Health Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 18, 2002               By: /s/ John W. Gandy
                                      -----------------------------------------
                                      John W. Gandy
                                      President and Principal Executive Officer

                                  CERTIFICATION
                             PURSUANT TO SECTION 302

I, John W. Gandy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Altrimega Health Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 18, 2002               By: /s/ John W. Gandy
                                      ---------------------------------------
                                      John W. Gandy
                                      President and Principal Financial
                                      And Accounting Officer