Form 10KSB
period 2002-12-31
ALTRIMEGA HEALTH CORP
filed 2003-05-20
CIK 1103086

FORM 10KSB FOR DECEMBER 31, 2002

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002    Commission File Number    0-29057
-------------------------------------------                              -------

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ________________TO ________________

                          ALTRIMEGA HEALTH CORPORATION
                          ----------------------------
               (Exact name of registrant as specified in charter)

                  NEVADA                                   87-0631750
                  ------                                   ----------
      (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
      incorporation or organization)

 4702 OLEANDER DRIVE, SUITE 200, MYRTLE BEACH, SC                29577
 ------------------------------------------------                -----
     (Address of principal executive offices)                    (Zip)

               Issuer's telephone number, including area code (843) 497-7028
                                                              --------------
          Securities registered pursuant to section 12 (b) of the Act:

      Title of each class             Name of each exchange on which registered

             NONE                                      NONE
             ----                                      ----

          Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

      Check  whether the Issuer (1 ) filed all  reports  required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes /X/  No / /                                (2)  Yes /X/  No / /

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

      State issuer's revenues for its most recent fiscal year:    $ -0-.

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      The market value of shares held by nonaffiliates is $177,600 based on the bid price of $0.005 per share at April 11, 2003.

      As of April 11, 2003, the Company had 49,139,950 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS

PART I.........................................................................1
  Forward-Looking Statements...................................................1
  Item 1.  Description Of Business.............................................1
  Item 2.  Description Of Properties...........................................5
  Item 3.  Legal Proceedings...................................................5
  Item 4.  Submission Of Matters To A Vote Of Securities Holders...............5
PART II........................................................................6
  Item 5.  Market For Common Equity And Related Stockholder Matters............6
  Item 6.  Management's Discussion And Analysis Or Plan Of Operation...........6
  Item 7.  Financial Statements................................................8
  Item 8.  Changes In And Disagreements With Accountants On Accounting
  And Financial Disclosure.....................................................9
PART III.......................................................................9
  Item 9.  Directors And Executive Officers, Promoters, And Control
  Persons; ....................................................................9
  Compliance With Section 16(A) Of The Exchange Act............................9
  Item 10.  Executive Compensation............................................10
  Item 11.  Security Ownership Of Certain Beneficial Owners And
  Management..................................................................10
  Item 12.  Certain Relationships And Related Transactions....................12
PART IV.......................................................................14
  Item 13.  Exhibits And Reports On Form 8-K..................................14
  Item 14.  Controls And Procedures...........................................14
  Item 15.  Principal Accounting Fees and Services............................15
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.............................A-1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302................................B-1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302................................C-1
EXHIBIT 4.01........................................................EXHIBIT 4.01

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains "forward-looking statements" relating to Altrimega Health Corporation ("Altrimega") which represent Altrimega's current expectations or beliefs including, but not limited to, statements concerning Altrimega's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Altrimega to continue its growth strategy and competition, certain of which are beyond Altrimega's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

      GENERAL

      Altrimega was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999 the name of the corporation was changed to Altrimega Health Corporation.

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

      On November 9, 2001, our former president and controlling shareholder, Howard Abrams sold 13,200,000 shares of our common stock owned by him to Rio Investment Group, LLC, a Delaware limited liability company. The 13,200,000 shares represented approximately 59.9% of our issued and outstanding shares. In connection with the transaction, Abrams resigned as an officer and director and Ashley Choate, of Ft. Worth, Texas, was appointed to replace him.

      PROPOSED ACQUISITION OF ADVANCED WIRELESS MESSAGING, INC.

      On December 11, 2001, we entered into an Exchange Agreement with Advanced Messaging Wireless, Inc., of Amarillo, Texas ("Advanced"). Advanced is a Texas corporation and formed in April 2001 as a marketing organization that offers wireless and communications products to consumers through its retail outlets. Advanced had entered into a licensing agreement with Nextel Communications to resell their services in the Southwestern United States. Advanced desired to be a customer focused communications and information technology company that provides a full array of voice, video and data services as well as communications and technology-related products.

      On July 15, 2002, Altrimega terminated the Exchange Agreement with Advanced due to Advanced's failure to satisfy certain conditions under the Exchange Agreement.

      On July 25, 2002, Altrimega entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation. Pursuant to the Letter of Intent and upon the consummation of a definitive agreement, Altrimega would acquire Creative Holdings.

      A Merger Agreement was executed on August 15, 2002, between Altrimega, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, Inc., a South Carolina corporation and the shareholders of Creative Holdings, Inc. Pursuant to the Merger Agreement, Creative Holdings would be merged with and into Acquisition Co., which would be the surviving corporation and continue its corporate existence under the laws of the State of Nevada as a wholly-owned subsidiary of Altrimega.

      In consideration of the merger, Altrimega would issue a total of 320,000,000 shares of common stock of Altrimega to the shareholders of Creative Holdings in exchange for all of the common stock of Creative Holdings.

      On September 2, 2002, Altrimega, Creative Holdings and the shareholders of Creative Holdings amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of Altrimega.

      Pursuant to the Share Exchange Agreement, effective as of August 15, 2002 by and among Altrimega, Creative Holdings and the shareholders of Creative Holdings, the shareholders would exchange with, and deliver to, Altrimega 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of Altrimega and 1,000,000 shares of Series A Convertible Preferred Stock of Altrimega. Each share of Series A Convertible Preferred Stock will be convertible into 300 shares of common stock of Altrimega.

      The merger was completed on October 17, 2002. At that time, Creative Holdings became a wholly owned subsidiary of Altrimega. Ultimately, after certain shares were cancelled, the former shareholders of Creative Holdings received 13,619,950 shares of Altrimega's common stock.

      Further, Altrimega is obligated to seek shareholder approval to increase its authorized capital stock to 800,000,000 shares of common stock.

      Creative Holdings is a real estate holding company. Creative Holdings held options on a number of real estate projects located in the greater Myrtle Beach, S.C. area and in Charlotte, N.C. The following sets forth projects Creative Holdings is either involved in or pursuing:

      (1)   The Barefoot Resort and Golf Community in N. Myrtle Beach, S.C.

      Creative Holdings entered into a letter of understanding dated October 17, 2002 to purchase undeveloped land within the resort community that consists of approximately fifteen neighborhoods of single family homes and multi unit apartment buildings, constructed and marketed primarily by Centex. The community is built around four world class golf courses designed by golf notables, Davis Love III, Pete Dye, Greg Norman and Tom Fazio. Creative Holdings did not ultimately purchase this property mainly due to the seller's inability to close.

      On January 20, 2003 and February 10, 2003, Altrimega signed letters of intent to enter into joint ventures to purchase two land tracts within the Barefoot Resort. One tract, adjoining the Dye Course clubhouse has plans for Creative Holdings to own and develop a 50% interest in a 150 unit interval ownership condominium project. The second tract is a 9 acre site adjoining the marina on the Atlantic Coastal Waterway, where Creative Holdings planned to own and develop a 50% interest in a marina villa project to consist of town home style residences overlooking the marina and waterway. The remaining 50% of each project was to be held by the original developer of the Barefoot Resort and Golf Community. Due to certain conditions that were not met by the seller, Creative Holdings has not gone forward with these projects to date. Creative Holdings is still considering these projects, assuming all of the conditions can be satisfied.

      (2)   Sea Garden town home community in N. Myrtle Beach, S.C.

      Altrimega has exercised Creative Holdings' option and acquired an 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. Sea Garden Funding purchased the real property from Sea Garden, LLC on October 21, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The development consists of buildings that have either 4 or 5 units per building. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party. The community currently consists of 116 sold units.

      (3) A 15-acre site in Charlotte, N.C with development plans for a town home community consisting of 122 three bedroom units.

      Altrimega held an option to purchase 100% of this property, which expired on May 15, 2003. Altrimega is still considering this project even though Altrimega's option rights have expired.

      (4) A prime commercial site in Myrtle Beach, S.C. with development plans to build a multi-story office building.

      Altrimega has entered into a letter of intent dated November 15, 2002 with Office Developers, LLC, to purchase this property and is currently performing due diligence on this project. Upon final contract, the Company will release pro-forma information on the site.

      (5)   Acquisition of 25% of the Billings Group, LLC

      Altrimega has entered into a letter of intent dated September 20, 2002 with The Billings Group, LLC, to acquire a 25% interest in The Billings Group, which is a real estate brokerage firm that markets hotel and other commercial real estate on a national basis.

      COMPETITION

      There are a number of interval ownership and town home communities in the greater Myrtle Beach, S.C. and greater Charlotte, N.C. areas. Altrimega's projects and proposed projects in these areas are typically priced in the medium to upper ranges of current market pricing. Both areas are now and have in the recent past enjoyed vibrant growth of population which management believes has created demand for new housing. If these growth trends continue, there should be adequate demand for the Company's units for sale in the Sea Garden project, and in relation to other new properties of similar design and pricing in the markets in which we plan to participate.

      EMPLOYEES

      As of the date hereof, we have only one employee, our President and Chief Executive Officer, John W. Gandy. Altrimega has an employment agreement with Mr. Gandy, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if Altrimega had a profit in the previous year.

RISKS RELATED TO OUR BUSINESS

      WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

ALTRIMEGA HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2002, we lost $494,507 and we had no revenues for fiscal year 2002. Our accumulated deficit was $494,507 as at the end of December 31, 2002. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue real estate projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

ALTRIMEGA WILL MOST LIKELY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

      Unless Altrimega can become profitable with the existing sources of funds, Altrimega will require additional capital to sustain operations and may need access to additional capital or additional debt financing to grow. In addition, to the extent that we have a working capital deficit and cannot offset the deficit we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM DECEMBER 31, 2002 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2002, which states that the financial statements raise substantial doubt as to Altrimega' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2002 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $352,204 at December 31, 2002, which means that our current liabilities as of that date exceeded our current assets on December 31, 2002 by $352,204. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2002 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Altrimega will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

      Altrimega has only acquired one real estate project, the Sea Garden project, and did not have revenues for fiscal year 2002. Based on this limited history with real estate projects, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance.

ITEM 2.  DESCRIPTION OF PROPERTIES

      Altrimega owns an 80% share of Sea Garden Funding, LLC. The operating agreement that governs the rights of the members of Sea Garden Funding, LLC, Creative Holdings, with an 80% interest and an unaffiliated party with the remaining 20% interest, was entered into on October 10, 2002. Sea Garden Funding owns the remaining units under construction and sites for future construction within the Sea Garden Town Home community in N. Myrtle Beach, S.C. Sea Garden consists of 116 sold units and 59 units to be constructed by the developer, Sea Garden Funding, LLC. Horry County State Bank holds a mortgage on this Property.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2002. However, the Exchange Agreement with Creative Holdings, Inc. requires us to obtain, through a majority written consent of our stockholders, approval of an increased capitalization to 800 million shares and name change.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          PERIOD ENDED DECEMBER 31, 2002            HIGH BID         LOW BID
--------------------------------------------------------------------------------
First Quarter                                    $       0.44      $     0.03
Second Quarter                                   $       0.10      $     0.03
Third Quarter                                    $       0.08      $     0.02
Fourth Quarter                                   $       0.05      $     0.02

      At April 10, 2003, our Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.005 and $0.008, respectively. Since our inception, we have not paid any dividends on our Common Stock, and we do not anticipate that we will pay dividends in the foreseeable future. At December 31, 2002, we had approximately 83 shareholders of record based on information provided by our transfer agent Interwest Transfer Company, 1981 East 4800 South, Suite 100, Salt Lake City, Utah 84117; Tel: (801) 272-9294.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2002.


                                                                     NUMBER OF
                                                                    SECURITIES
                                                                     REMAINING
                                                                     AVAILABLE
                                            NUMBER                  FOR FUTURE
                                          SECURITIES    WEIGHTED-    ISSUANCE
                                             TO BE      AVERAGE    UNDER EQUITY
                                         ISSUED UPON    EXERCISE   COMPENSATION
                                          EXERCISE OF    PRICE OF     PLANS
                                          OUTSTANDING  OUTSTANDING  (EXCLUDING
                                            OPTIONS,    OPTIONS,    SECURITIES
                                            WARRANTS    WARRANTS   REFLECTED IN
                                           AND RIGHTS  AND RIGHTS   COLUMN (A))
                                         ------------  ----------  -------------

                                               (A)         (B)          (C)
-------------------------------------    ------------  ----------  -------------

Equity compensation plans approved by              0          --            0
security holders

Equity compensation plans not approved
by security holders                                0          --            0

TOTAL                                              0          --            0


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

      Altrimega has entered the real estate development business with its merger with Creative Holdings, Inc. of Myrtle Beach, S.C. Altrimega will strive to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, S.C. area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. For the last three years, Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, the county will have a permanent population of 500,000 by next year. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

      Altrimega's business strategy includes a focus on interval ownership properties that cater to this major tourism industry. As well, we intend to develop projects in the medium price ranges for the areas permanent service industry population.

      Management will attempt to seek out low-risk projects that do not require large financing commitments. In addition, we have gone out of Horry County for one proposed project to Charlotte, N.C. and will continue to evaluate projects throughout the Carolinas in high growth areas.

RESULTS OF OPERATIONS

      We are a development stage company and have had limited operations during the fiscal year ended December 31, 2002. Since our inception (September 8, 1998), we have generated net losses of $494,507 and we have had limited operating capital. As a result, the report of our auditor contains a going concern qualification, which states that Altrimega will need additional capital for its future planned activities and to service its debt which raises substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until our current and proposed real estate projects are under way and generating earnings. Until such time as these projects are generating earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

      o     We  have   reduced   administrative   expenses   to  a  minimum   by
            consolidating management responsibilities to our president and chief executive officer.

      o     We intend to seek either equity or further debt funding.

      o We will attempt to obtain the professional services of third-parties through favorable financing arrangements or payment by the issuance of our common stock.

      We believe that the foregoing plan will enable us to generate sufficient funds to continue its operations for the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, we had assets of $1,444,671 and liabilities of $1,761,875, a difference of $(317,204). Additionally, our current assets equal $1,409,671 and our current liabilities equal $1,761,875, creating a working capital deficit of $352,204. We also had a net loss of $494,507 for the year ended December 31, 2002 and had $47,053 in cash and an accumulated deficit of $494,507 on December 31, 2002. For the next 12 months we anticipate that we will need $300,000 to continue to fund basic operations, in addition to funding necessary to acquire an develop real estate projects.

      We had limited operations and no income during the fiscal year ended December 31, 2002. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2002 did these short term loans exceed $60,000.

      We anticipate that we will require significant capital to maintain our corporate viability and execute our plan to develop real estate projects. We anticipate necessary funds will most likely be provided by our existing shareholders, our officers and directors and outside investors. We will require significant loan guarantees to acquire properties for development and to complete construction on Creative Holdings' planned projects. We will be required to pledge equity in the Company to induce individuals, officers or directors or other shareholders to guarantee our loans when necessary.

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that Altrimega must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity and debt securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity or debt capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      Altrimega is at present meeting its current obligations from its monthly cash flows from investor capital and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations.

      Cash from operating activities was $47,053 for the year ended December 31, 2002. The cash from operations was mainly from an increase in accounts payable of $1,439,656 and notes payable of $210,000. There was no cash used or obtained from investing or financing activities during fiscal year 2002.

      From time to time, Altrimega may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Altrimega has no present agreements or understanding with respect to any such acquisition. Altrimega's future capital requirements will depend on many factors, including an increase in Altrimega's real estate projects, and other factors including the results of future operations.

ITEM 7.  FINANCIAL STATEMENTS

      Our financial statements are included following the signature page to this form 10-KSB.

SELLERS & ANDERSEN L.L.C.                        941 East 3300 South, Suite 202
Certified Public Accountants and                 Salt Lake City, Utah 84106
Business Consultants                             Telephone:..801-486-0096
Member SEC Practice Section of the AICPA         Fax:  ......801-486-0098





               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Altrimega Health Corporation
Myrtle Beach, S.C.

      We have audited the accompanying balance sheet of Altrimega Health Corporation and Subsidiaries (development stage company) at December 31, 2002 and the statements of operations and cash flows for the period July 3, 2002 (date of inception of the subsidiary) to December 31, 2002 and the statement of stockholders' equity for the period September 8, 1998 (date of inception of the parent) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation and Subsidiaries at December 31, 2002, and the statements of operations, and cash flows for the period July 3, 2002 (date of inception of the subsidiary) to December 31, 2002 and the statement of stockholders' equity for the period September 8, 1998 (date of inception of the parent) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its future planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                       /S/ SELLERS & ANDERSEN, L.L.C.
April 15, 2003

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002

                                ASSETS

CURRENT ASSETS
Cash                                                                    $     47,053
Inventory - real estate - residential units for sale - at cost             1,356,218
Prepaid expenses                                                               6,400
                                                                        ------------
Total Current Assets                                                    $  1,409,671
DEPOSITS                                                                      35,000
                                                                        ------------
                                                                        $  1,444,671
                                                                        ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable - secured by residential units for sale                   $  1,439,656
Accounts payable - related parties                                           250,000
Accounts payable                                                              72,219
                                                                        ------------
Total Current Liabilities                                               $  1,761,875
                                                                        ------------
MINORITY INTEREST DEFICIENCY                                                 (3,141)
                                                                        ------------
STOCKHOLDERS' DEFICIENCY

Preferred stock

  10,000,000 shares authorized at $0.001 par
  value; 1,000,000 outstanding                                                 1,000

Common stock

  50,000,000 shares authorized at $0.001 par
  value; 46,139,950 shares issued and outstanding                             46,140

Capital in excess of par value                                               133,304

Deficit accumulated during the development stage                           (494,507)
                                                                        ------------
  Total Stockholders' Deficiency                                           (314,063)
                                                                        ------------
                                                                        $  1,444,671


   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIOD JULY 3, 2002 (DATE OF INCEPTION OF SUBSIDIARY)
                              TO DECEMBER 31, 2002

REVENUES                                                         $       --
                                                                 ----------
EXPENSES

  Consultants                                                       460,000
  Administrative                                                     37,648

NET LOSS - before minority interest                               (497,648)

LESS MINORITY INTEREST                                                3,141
                                                                 ----------

NET LOSS                                                          (494,507)
                                                                 ==========
NET LOSS PER COMMON SHARE
  Basic                                                          $    (.01)
                                                                 ----------
  Diluted                                                        $       --
                                                                 ----------
AVERAGE OUTSTANDING SHARES (stated in 1,000's)
  Basic                                                              41,807
                                                                 ----------
  Diluted                                                           341,807
                                                                 ----------

   The accompanying notes are an integral part of these financial statements.

                                ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                                         (DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            PERIOD SEPTEMBER 8, 1998 (DATE OF INCEPTION OF PARENT)
                                             TO DECEMBER 31, 2002


                                 PREFERRED STOCK       COMMON STOCK           CAPITAL IN
                              --------------------  ---------------------      EXCESS OF       ACCUMULATED
                                SHARES     AMOUNT     SHARES      AMOUNT       PAR VALUE         DEFICIT
                              ---------- ---------  ----------- ---------- ---------------- -----------------

Balance September 8,
 1998 (date of inception)             -                   -      $      -    $         -        $         -

Issuance of common stock
 for cash at $.00025 -
 September 8, 1998                                  18,000,000     18,000       (13,500)                  -

Net operating loss for
 the period September
 8, 1998 to December 31, 1998                                -          -              -                  -

Issuance of common stock
 for cash at $.02 -
 October 15, 1999                                    1,000,000      1,000         19,000                  -

Issuance of common stock
 for cash at $.022 -
 November 1, 1999                                    1,000,000      1,000         21,000                  -

Net operating loss for
 the year ended
 December 31, 1999                                           -          -              -           (39,583)

Issuance of common stock
 for cash at $.025 -
 January through April 2000                          2,020,000      2,020         48,480                  -

Net operating loss for
 the year ended December
 31, 2000                                                    -          -              -           (62,218)

Contributions to capital
 - expenses                                                  -          -          4,492                  -

Contributions to capital
 -  forgiveness of debt                                      -          -         37,663                  -

Net operating loss for
 the year ended
 December 31, 2001                                           -          -              -           (37,354)

Contribution to capital
 - expenses                                                  -          -         27,330                  -

Issuance of stock for
 acquisition of all stock
 of Creative Holdings, Inc.   1,000,000     1,000   13,619,950     13,620      (210,661)            139,155

Issuance of common stock
 for services at $.02 -
 Sept & Oct 2002                                     7,500,000      7,500        142,500                  -

Issuance of common stock
 for services at $.02                                3,000,000      3,000         57,000                  -

Net operating loss for
 the period July 3,
 2002 to December 31, 2002
                              ---------- ---------  ----------- ---------- ---------------- -----------------
Balance December 31, 2002      1,000,000    1,000   46,139,950  $  46,140   $    133,304     $    (494,507)
                              ========== =========  =========== ========== ================ =================

     The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE PERIOD JULY 3, 2002 (DATE OF INCEPTION OF SUBSIDIARY)
                              TO DECEMBER 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss
   Adjustments to reconcile net loss to net cash
   provided by operating activities                                   $    (494,507)
    Changes in
     Inventory                                                           (1,356,218)
     Advance deposits                                                       (35,000)
     Prepaid commissions                                                     (6,400)
     Accounts payable                                                        292,663
     Short term notes payable                                              1,439,656
    Issuance of common stock for expenses                                    210,000
    Minority interest                                                        (3,141)
                                                                      --------------

     Net Cash from Operations                                                 47,053
                                                                      --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                               -
                                                                      --------------
CASH FLOWS FROM FINANCING ACTIVITIES                                               -
                                                                      --------------
  Net Increase (decrease) in Cash                                             47,053

  Cash at Beginning of Period                                                      -
                                                                      --------------
  Cash at End of Period                                                  $    47,053
                                                                      ==============
NON CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
  Issuance of 10,500,000 common shares for expenses - 2002                   210,000
                                                                      --------------
  Contributions to capital - Forgiveness of debt - related Party         $    37,663
                                                                      --------------


   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           (DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on September 8, 1998 with the name of Mega International Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The terms of the preferred includes conversion rights, at the option of stockholder, of 300 shares of common stock for each share of preferred. On June 23, 1999 the name was changed to Altrimega Health Corporation.

The Company was organized for the purpose of marketing nutritional products and during the year 2000 became inactive. During November 2002 the Company changed its purpose to the development and sale of real estate by the acquisition of a residential real estate development company.

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

INCOME TAXES

On December 31, 2002 the Company had a net operating loss carryforward of $678,136. The tax benefit of approximately $203,441 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has not been able to project a reliable net operating profit. The loss carryover will expire in 2022.

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of share actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if the share had been issued on the exercise of the preferred share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARES
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

FINANCIAL AND CONCENTRATION RISK

The Company does not have any concentration or related financial credit risk.

REVENUE RECOGNITION

Revenue is recognized on the sale and transfer of title to the residential units.

STATEMENT OF CASH FLOWS

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to the cash equivalents.

ADVERTISING AND MARKET DEVELOPMENT

The Company expenses advertising and market development costs as incurred.

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 ( the date of the purchase of 80% of the LLC) to December 31, 2002.

All intercompany transactions have been eliminated.

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

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARES
                           (DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The adoption of this standard had no impact on the total stockholder's equity.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common share (note 1), and have accounts payable due them of $150,000.

The Company has an employment agreement with an officer, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company had a profit in the previous year.

4. CAPITAL STOCK

During 2002, the Company issued 10,500,000 restricted common shares at $.02 for services, and the stock issued for the acquisition of the subsidiary outlined in note 5.

In the first quarter of 2003, 2,000,000 common shares of The Company were issued as payment of $40,000 of the accounts payable

5. ACQUISITION OF SUBSIDIARIES

On September 30, 2002, the Company acquired all of the outstanding stock of Creative Holdings, Inc. (subsidiary), by a stock for stock exchange in which the former stockholders of Creative received 13,619,950 common shares and 1,000,000 preferred shares of the Company, and after the conversion of the preferred shares of the Company, and after the conversion of preferred shares to common shares, (note 1) represented 90.6% of the outstanding stock of the company. For reporting purposes, the acquisition was treated as an acquisition of the Company by Creative Holdings, Inc. (reverse acquisition) and a recapitalization of Creative Holdings, Inc. The historical financial statements prior to September 30, 2002 are those of Creative Holdings, Inc. Creative Holdings, Inc. has no significant assets and therefore no goodwill was recognized from the acquisition. Creative Holdings, Inc. was organized on July 3, 2002 in the state of South Carolina.

During November 2002, the Company acquired 80% of Sea Garden Funding, LLC by the assumption of certain liabilities. Sea Garden Funding, LLC was organized in the state of South Carolina on November 12, 2002 for the purposes of the development and sale of residential real estate.

6. GOING CONCERN

The Company will need additional working capital for its future planned activity and to service its debt and continuation of the Company as a going concern is dependent upon sufficient working capital. To be successful in that effort the management of the Company has developed a strategy which it believes will accomplish this objective through additional contribution to capital by related parties by payment of expenses, additional short term loans, and equity funding, which will enable to Company to operate for the coming year.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

GENERAL

      The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                     POSITION(S)
NAME                     AGE         WITH THE COMPANY        DIRECTOR SINCE
----------------------   ----------- ----------------------- -------------------
John W. Gandy            49          President, C.E.O. and   September 2002
                                     Director
Ron Hendrix              58          Secretary and Director  December 2002
John Smith III           41          Director                December 2002

      There are no family relationships among any of the directors or executive officers of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the SEC. None of the Company's directors have been involved in any bankruptcy or criminal proceeding (excluding traffic an other minor offenses), nor has been enjoined from engaging in any business.

      The following information is furnished for each of the executive officers and directors of the Company:

      JOHN W. GANDY serves as our President and Chief Executive Officer and is the chairman of our board of directors starting in September 2002. Mr. Gandy graduated from Wofford College in 1976 and received a Masters of Business Administration degree from Wake Forest University. Mr. Gandy has worked on numerous real estate development projects in the Carolinas including resort golf course and ocean front developments. Mr. Gandy became a partner in the accounting firm of Hendrix & Gandy in September 2000. Prior to that, Mr. Gandy was a partner in the accounting firm of Rabon, Hendrix Gandy & Grimball, starting in 1999. During 1996 through 1999, Mr. Gandy consulted with various business entities. Mr. Gandy is a Certified Public Accountant with over twenty years experience and is currently also a partner in the firm Hendrix and Gandy.

      RON HENDRIX serves as our Chief Financial Officer and is a member of our board of directors since December 2002. Mr. Hendrix is a certified public accountant with over 25 years experience in real estate, accommodations and recreation accounting and consulting. He is a partner in the firm of Hendrix & Gandy located in Myrtle Beach, S.C., starting in September 2000. Prior to that Mr. Hendrix was a partner in the accounting firm of Rabon, Hendrix, Gandy & Grimball, starting in 1999. Prior to that, Mr. Hendrix was a partner in the accounting firm of Hendrix, King & Godbold for over ten years. Mr. Hendrix is a graduate of Coastal Carolina University.

      JOHN F. SMITH III serves on our board of directors. Mr. Smith is the sole owner of Strategic Marketing, an advertising and market positioning consultant firm in the Myrtle Beach area since prior to 1997. Strategic Marketing represents golf course operators, hotels, entertainment facilities and restaurants in the Carolinas. Mr. Smith is a graduate of Coastal Carolina University.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Our common stock is registered under Section 12(g) of the Exchange Act and in connection therewith, directors, officers, and beneficial owners of more than 10% of our common stock ("Reporting Persons") are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of our common stock. We believe that under the SEC's rules for reporting of securities transactions by Reporting Persons, all required reports for its fiscal year ended December 31, 2002 were timely filed.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

      There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended December 31, 2002, 2001, and 2000.

EMPLOYMENT AGREEMENTS

      Altrimega has an employment agreement with John Gandy, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if the Company had a profit in the previous year.

BONUSES AND DEFERRED COMPENSATION

      None.

COMPENSATION PURSUANT TO PLANS

      None.

PENSION TABLE

      None.

OTHER COMPENSATION

      None.

COMPENSATION OF DIRECTORS

      None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

      We have no compensatory plans or arrangements, including payments to be received from us, with respect to any persons which would in any way result in payments to any person because of his resignation, retirement, or other termination of such person's employment by us, or any change in our control, or a change in the person's responsibilities following a changing in our control.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

      The following table sets forth as of April 8, 2003, the name, address and the number of shares of our common stock held of record or beneficially by each person who was known by us to own beneficially, more than 5% of our 49,139,950 issued and outstanding shares of common stock. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                     AMOUNT AND
                                                      NATURE OF
                      NAME AND ADDRESS                BENEFICIAL   PERCENTAGE OF
TITLE OF CLASS        BENEFICIAL OWNER              OWNERSHIP(1)        CLASS(2)
--------------------- ---------------------------- -------------  --------------
Common                Rio Investment Group, LLC       6,200,000        12.62%
                      25 Greystone Manor
                      Lewes, Delaware 19958-9776

                                                     AMOUNT AND
                                                      NATURE OF
                      NAME AND ADDRESS                BENEFICIAL   PERCENTAGE OF
TITLE OF CLASS        BENEFICIAL OWNER              OWNERSHIP(1)        CLASS(2)
--------------------- ---------------------------- -------------  --------------
Common                Great West, LLC                 4,879,750         9.93%
                      1960 Stickney Point Road
                      Sarasota, FL  34231

Preferred             Great West, LLC                   250,647        25.06%

Preferred             Quickstep, LLC                    250,647        25.06%
                      2033 Main Street
                      Sarasota, FL  34237


SECURITY OWNERSHIP OF MANAGEMENT OF ALTRIMEGA


                                                     AMOUNT AND
                                                      NATURE OF
                      NAME AND POSITION               BENEFICIAL   PERCENTAGE OF
TITLE OF CLASS        OF OFFICER AND/OR DIRECTOR    OWNERSHIP(1)        CLASS(2)
--------------------- ---------------------------- -------------  --------------
Common
                      John W. Gandy,
                      President, C.E.O. and
                       Director                        2,554,750        5.20%
                      Hendrix & Gandy*                    21,000        0.04%
                      Chicora Beach Holiday**             59,300        0.12%
                      Wofford Capital***                 202,500        0.41%
                      Gandy Associates^                1,250,000        2.54%
                      Gandy Family Investments"        2,500,000        5.09%


Preferred
                      John W. Gandy                       62,730        6.27%
                      Hendrix & Gandy                      1,055        0.11%
                      Chicora Beach Holiday**             21,094        2.11%
                      Wofford Capital***                  10,125        1.10%
                      Gandy Associates^                   62,500        6.25%
                      Gandy Family Investments^^         125,000       12.50%


Common
                      Ron Hendrix, C.F.O.,             1,668,250        3.39%
                       Secretary Hendrix & Gandy*         21,000        0.04%


Preferred
                      Ron Hendrix                        125,000       12.50%
                      Hendrix & Gandy*                    21,000         2.1%

                                                     AMOUNT AND
                                                      NATURE OF
                      NAME AND POSITION               BENEFICIAL   PERCENTAGE OF
TITLE OF CLASS        OF OFFICER AND/OR DIRECTOR    OWNERSHIP(1)        CLASS(2)
--------------------- ---------------------------- -------------  --------------
Common                John Smith III                     348,400         0.71%
Preferred             Director                            17,422         1.74%

Common                All Officers and Directors
                       as a Group (3 persons)          4,592,400         9.34%
                      Other Beneficial Ownership(3)    1,422,969         2.90%
                                                   -------------  --------------
                      Total Beneficial Ownership       6,015,369        12.24%
                                                   =============  ==============
Preferred             All Officers and Directors
                       as a Group (3 persons)            313,785        31.38%
                      Other Beneficial Ownership(3)       75,500         7.55%
                                                   -------------  --------------
                      Total Beneficial Ownership         389,285        38.92%
                                                   =============  ==============

(1) Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible within 60 days of April 8, 2003 are deemed to be beneficially owned by the person holding such preferred shares for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) The percentage calculation has been rounded to the nearest one-hundredth of a percent.

 (3) Ownership percentage based on officers and directors' percentage ownership of entity, as set forth below.

*     Hendrix & Gandy is owned 50% by John W. Gandy and 50% by Ron Hendrix.

**    Chicora Beach Holiday is owned 25% by John W. Gandy.

***   Wofford Capital is owned 16.66% by John W. Gandy.

^     Gandy Associates is owned 50% by John W. Gandy.

^^    Gandy Family Investments is owned 30% by John W. Gandy.


RECENT SALES OF UNREGISTERED SECURITIES

      As a result of the share exchange agreement with Creative Holdings, Altrimega issued the former stockholders of Creative Holdings 13,619,950 shares of common stock and 1,000,000 shares of series A convertible preferred stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

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

      In 2002, Altrimega has accounts payable totaling $150,000 to officers - directors, or their affiliate entitles for services rendered.

INDEBTEDNESS OF MANAGEMENT

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)(1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

TITLE OF DOCUMENT                                                        PAGE

Report of Sellers & Andersen, LLC                                         F-1
Balance Sheet as of December 31, 2002                                     F-2
Statements of Operations for the period July 3, 2002 (date of             F-3
  inception) to December 31, 2002
Statements of Changes in Stockholders' Equity for the period
  September 8 1998 (Date of Inception) to December 31, 2002               F-4
Statements of Cash Flows for the period July 3, 2002 (date of             F-5
  inception) to December 31, 2002
Notes to Financial Statements                                             F-6

      (A)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

      None.

      (A)(3) EXHIBITS. The following exhibits are included as part of this report:

                 SEC REFERENCE
EXHIBIT NUMBER   NUMBER          TITLE OF DOCUMENT            LOCATION
---------------  --------------  --------------------------  -------------------
2.01             2               SHARE EXCHANGE AGREEMENT    Incorporated by
                                 among Altrimega Health      reference*
                                 Corporation, Creative
                                 Holdings, Inc. and the
                                 Shareholders of
                                 Creative Holdings,
                                 Inc., dated as of
                                 September 2, 2002

4.01             4               CERTIFICATE OF              Provided herewith
                                 DESIGNATION, as of
                                 September 30, 2002


* SEE the Company's report on Form 8-K, dated October 2, 2002.

      (B) REPORTS ON FORM 8-K. During the last quarter of the fiscal year ended December 31, 2002, we filed current reports on Form 8-K with the Commission reporting that:

October  4 , 2002       Altrimega filed Amendment No. 1 to Form 8-K/A, reporting
                        that under Item 2, the Merger Agreement with Creative
                        Holdings, Inc. was amended to a Share Exchange Agreement

November 13, 2002       Altrimega  filed a Form 8-K,  reporting  that under Item
                        2, Altrimega had acquired real property through the acquisition of Sea Garden Funding, LLC

ITEM 14.  CONTROLS AND PROCEDURES

      (A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

      Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

      (B)   CHANGES IN INTERNAL CONTROLS:

      There were no significant changes in the Altrimega's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

ITEM 15.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Altrimega incurred the following principal accounting fees for the year ended December 31, 2002:

      AUDIT FEES. The aggregate fees billed for professional services rendered was $10,000 for the audits of the Altrimega's annual financial statements for the fiscal years ended December 31, 2002, and the reviews of the financial statements included in Altrimega's annual and quarterly reports for those fiscal years.

      AUDIT-RELATED FEES. No fees were billed in either of the last two fiscal years for assurance and related services by the principal accountant.

      TAX FEES. No fees were billed in either of the last two fiscal years for tax compliance, tax advice of tax planning.

      ALL OTHER FEES. No other fees were billed during the two fiscal years.

      Altrimega's Board of Directors took into consideration whether the provision of the services described above was for fiscal year 2002 and will be for fiscal year 2003 compatible with maintaining the independence of Altrimega's outside principal accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 2003                               ALTRIMEGA HEALTH CORPORATION


                                           By:   /S/ JOHN GANDY
                                              --------------------------------
                                                 John Gandy,
                                                 Chief Executive Officer and

                                           Director

                                           By:   /S/ RON HENDRIX
                                              --------------------------------
                                                 Ron Hendrix,
                                                 Chief Financial Officer and
                                                 Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Annual Report of Altrimega Health Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: May 20, 2003                         By:   /S/ JOHN GANDY
                                              ---------------------------------
                                                 John Gandy
                                                 Chief Executive Officer

                                           By:   /S/ RON HENDRIX
                                              ---------------------------------
                                                 Ron Hendrix
                                                 Chief Financial Officer

                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

                                  CERTIFICATION

      I, John Gandy, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Altrimega Health Corporation.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    Presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                   By:   /S/ JOHN GANDY
                                         --------------------------------------
                                           John Gandy
                                           Chief Executive Officer

                              OFFICER'S CERTIFICATE

                             PURSUANT TO SECTION 302

                                  CERTIFICATION

      I, Ron Hendrix, certify that:

      1. I have reviewed this annual report on Form 10-KSB of Altrimega Health Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this annual report;

      4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)    Presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect Registrant's ability to record, process, summarize and report financial data and have identified for Registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant's internal controls; and

      6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                   By:   /S/ RON HENDRIX
                                         -----------------
                                           Ron Hendrix
                                           Chief Financial Officer