Form 10QSB
period 2003-03-31
ALTRIMEGA HEALTH CORP
filed 2003-06-03
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

              (x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003     Commission File Number 0-29057
---------------------------------------------                            -------

     ( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

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

      As of June 2, 2003, the Company had 49,139,950 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format  (check one).
                                               Yes [ ]  No [X]

                          PART I: FINANCIAL INFORMATION

                                INTRODUCTORY NOTE


FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains "forward-looking statements" relating to Altrimega Health Corporation ("Altrimega") which represent Altrimega's current expectations or beliefs including, but not limited to, statements concerning Altrimega's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Altrimega to continue its growth strategy and competition, certain of which are beyond Altrimega's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

     Any forward-looking statement speaks only as of the date on which such statement is made, and Altrimega undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003

--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
  Cash                                                            $   134,845
  Inventory - real estate - residential units for sale
    - at cost                                                       1,248,961
  Prepaid expenses                                                     10,841
                                                                  -----------

   Total Current Assets                                             1,394,647
                                                                  -----------

DEPOSITS                                                               35,000
                                                                  -----------

                                                                  $ 1,429,647
                                                                  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - secured by residential units for sale           $ 1,361,386
  Accounts payable - related parties                                  255,000
  Accounts payable                                                     52,219
                                                                  -----------

   Total Current Liabilities                                        1,668,605
                                                                  -----------

MINORITY INTEREST DEFICIENCY                                          (7,492)

STOCKHOLDERS'  DEFICIENCY
  Preferred stock
   10,000,000 shares authorized at $0.001 par value;
   1,000,000 shares issued and outstanding                              1,000
  Common stock
   50,000,000 shares authorized at $0.001 par
   value; 48,139,950 shares issued and outstanding                     48,140
  Capital in excess of par value                                      171,304
  Deficit accumulated during the development stage                  (451,910)
                                                                  -----------

  Total Stockholders' Deficiency                                    (231,466)
                                                                  -----------

                                                                 $  1,429,647
                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                         Mar 31,       Mar 31,
                                                          2003           2002
                                                      ----------      ---------

SALES                                                 $ 181,979       $      -

COST OF SALES                                           154,609              -
                                                      ----------      ---------

  Gross Profit                                           27,370              -
                                                      ----------      ---------

EXPENSES

  Consultants                                            45,000              -
  Administrative                                          4,124         10,895
                                                      ----------      ---------

                                                         49,124         10,895
                                                      ----------      ---------

NET LOSS - before minority interest                     (21,754)       (10,895)
LESS MINORITY INTEREST                                    4,351              -
                                                      ----------      ---------

NET LOSS                                              $ (17,403)       (10,895)
                                                      ==========      =========

NET LOSS PER COMMON SHARE

  Basic and diluted                                   $       -       $      -
                                                      ----------      ---------

AVERAGE  OUTSTANDING SHARES - (stated in 1,000's)

  Basic                                                  45,140         41,807
                                                      ----------      ---------
  Diluted                                               345,140        341,807
                                                      ----------      ---------

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                        Mar 31,         Mar 31,
                                                         2003            2002
                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $ (17,403)      $ (10,895)

  Adjustments to reconcile net loss to net cash provided by operating activities

   Changes in
     Inventory                                           107,257              -
     Prepaid expenses                                    (4,441)              -
   Accounts payable                                        6,730         10,895

   Minority interest                                     (4,351)              -

   Net Cash from Operations                               87,792              -
                                                      ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES                           -              -
                                                      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES                           -              -
                                                      ----------      ----------

  Net Increase (decrease) in Cash                         87,792              -

  Cash at Beginning of Period                             47,053              -
                                                      ----------      ----------

  Cash at End of Period                               $  134,845      $       -
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

The Company was organized for the purpose of marketing nutritional products and during the year 2000 became inactive. During November 2002 the Company changed its purpose to the development and sale of residential real estate by the acquisition of a residential real estate development company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes
------------

On March 31, 2003 the Company had a net operating loss carryforward of $595,416. The tax benefit of approximately $178,625 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has not been able to project a reliable future net operating profit. The loss carryover will expire starting in 2020 to 2024.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash, inventory, prepaid expense, and accounts payable, are considered by management to be their estimated fair values.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial and Concentrations Risk
---------------------------------

The  Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and transfer of title to the residential units.

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

Principals of Consolidation
---------------------------

The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc. from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding LLC from November 2002 (the date of the purchase of 80% of the LLC) to December 31, 2002.

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

Other Recent Accounting Pronouncements Financial and Concentrations Risk
------------------------------------------------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares (note 1), and have made demand, no interest, loans the Company of $255,000.

The Company has an employment agreement with an officer, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year.

4.  CAPITAL STOCK

During 2002 the Company issued 10,500,000 common shares at $.02 for services, and the stock issued for the acquisition of the subsidiary outlined in note 5.

On March 19, 2003 2,000,000 common shares of the Company were issued as a payment of $40,000 of accounts payable.

5.  ACQUISITION OF SUBSIDIARIES

On September 30, 2002 the Company acquired all of the outstanding stock of Creative Holding, Inc. (subsidiary), by a stock for stock exchange in which the former stockholders of Creative received 13,619,950 common shares and 1,000,000 preferred shares of the Company, and after the conversion of the preferred shares to common shares, (note 1) represented 90.6% of the outstanding stock of the company. For reporting purposes, the acquisition was treated as an acquisition of the Company by Creative Holding, Inc. (reverse acquisition) and a recapitalization of Creative Holding, Inc. The historical financial statements prior to September 30, 2002 are those of Creative Holding, Inc. Creative Holding, Inc. has no significant assets and therefore no good will was recognized from the acquisition. Creative Holdings, Inc. was organized on July 3, 2002 in the state of South Carolina.

During November 2002 the Company acquired 80% of Sea Garden Funding LLC by the assumption of certain liabilities. Sea Garden Funding LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate.

6.   GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt, and continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort, and the management of the Company has developed a strategy, which it believes will accomplish this objective, through additional contributions to capital by related parties, additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

--------------------------------------------------------------------------------

7.   COMMITMENTS

The Company has a consulting agreement, with unrelated parties, which provides for a quarterly payment of $45,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

SEA GARDEN TOWN HOME COMMUNITY IN N. MYRTLE BEACH, S.C.

     Altrimega has exercised Creative Holdings' option and acquired an 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. Sea Garden Funding purchased the real property from Sea Garden, LLC on October 21, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The development consists of buildings that have either 4 or 5 units per building. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party. The community currently consists of 116 sold units. This is Altrimega's first revenue producing real estate project. During the first quarter of 2003, this project produced revenue of $181,979 with gross profit of $27,370.

RESULTS OF OPERATIONS

     We are a development stage company and have had limited operations during the three months ended March 31, 2003 and during the fiscal year ended December 31, 2002. Since our inception (September 8, 1998 through March 31, 2003), we have an accumulated deficit of $451,910 and we have had limited operating capital. As a result, the report of our auditor for the fiscal year ended December 31, 2002 contains a going concern qualification, which states that Altrimega will need additional capital for its future planned activities and to service its debt which raises substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until our current and proposed real estate projects are under way and generating earnings. Until such time as these projects are generating earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

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

     During the three months ended March 31, 2003, Altrimega had revenue for the first time since the merger with Creative Holdings. This revenue of $181,879 was a result of the sale of units in the Sea Garden Funding LLC project.

     For the three months ended March 31, 2003, our cost of sales was $154,609, compared to $0 for the year earlier period. The increase of $154,609 was the result of sales of units at the Sea Garden Funding LLC project. The sale of these units resulted in gross profit of $27,370 during the first quarter of 2003, compared with gross profit of $0 for the year earlier period.

     For the three months ended March 31, 2003, Altrimega had total expenses of $49,124, consisting of $45,000 in consultant fees and $4,124 in administrative expenses. During the year earlier three month period, Altrimega had total expenses of $10,895, which consisted solely of administrative expenses. The increase in total expenses of $38,229 during the three months ended March 31, 2003 was mainly to the consultant fees.

     Altrimega had a net loss of $17,403 during the first three months of 2003 compared to in net loss of $10,895 for the year earlier period. While we had revenues during the first quarter of 2003, and no revenues during the first quarter of 2002, our net loss increased by $6,508 based on our increase in total expenses during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We had limited operations and no income during the fiscal year ended December 31, 2002. We had limited operations during the first three months of 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2002 or the first quarter of 2003 did these short term loans exceed $60,000. For fiscal year 2003 we anticipate that we will need $300,000 to continue to fund basic operations, in addition to funding necessary to acquire an develop real estate projects.

     For the quarter ended March 31, 2003, we had revenues of $181,979 and a net loss of $17,403. On March 31, 2003, we had cash on hand of $134,845, total assets of $1,429,647, total liabilities of $1,668,605, and a working capital deficit of $273,958. Our accumulated deficit on March 31, 2003 was $451,910.

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

     Cash from operating activities was $87,792 for the three months period ended March 31, 2003. The cash was mainly from changes in inventory of $107,257. There was no cash from investing or financing activities during the quarter ended March 31, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

     (b)  CHANGES IN INTERNAL CONTROLS:

     There were no significant changes in the Altrimega's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEDURES

     None.

ITEM 2.  CHANGES IN SECURITIES

     (a)  Effective  September  30, 2002,  Altrimega  issued  Series A Preferred
Stock. The rights of holders of Series A Preferred Stock are set forth in the Certificate of Designation filed as an Exhibit 4.01 to Altrimega's Form 10-KSB, filed on May 20, 2003. Each share of the series is convertible, at the option of the holder, into three hundred shares of common stock.

     (b)  None.

     (c)  None.

     (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)(1) EXHIBITS. The following exhibits are included as part of this report:

           SEC
EXHIBIT    REFERENCE
NUMBER     NUMBER        TITLE OF DOCUMENT             LOCATION
--------   -----------   ---------------------------   -------------------------
2.01           2         SHARE EXCHANGE AGREEMENT      Incorporated by reference
                           among Altrimega Health        to the Company's report
                           Corporation, Creative         on Form 8-K, dated
                           Holdings, Inc. and the        October 2, 2002
                           Shareholders of Creative
                           Holdings, Inc., dated as
                           of September 2, 2002

4.01           4         CERTIFICATE OF DESIGNATION    Incorporated by reference
                           AS OF SEPTEMBER 30, 2002      to Exhibit 4.01 to the
                                                         Company's Form 10-KSB
                                                         filed on May 20, 2003

     (b) REPORTS ON FORM 8-K. During the quarter ended March 31, 2003 we filed current reports on Form 8-K with the Commission reporting that:

May 20, 2003        Altrimega  filed  Amendment No. 2 to Form 8-K/A,  filing the financial  statements  required  under  reporting that under
                    Item 7, as a result of the Share Exchange Agreement with Creative Holdings, Inc.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 2, 2003                       ALTRIMEGA HEALTH CORPORATION


                                   By:            /s/ John Gandy
                                      ------------------------------------------
                                                  John Gandy,
                                                  Chief Executive Officer and
                                                  Director



                                   By:            /s/ Ron Hendrix
                                      ------------------------------------------
                                                  Ron Hendrix,
                                                  Chief Financial Officer and
                                                  Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Altrimega Health Corporation (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  June 2, 2003                     By:            /s/ John Gandy
                                      ------------------------------------------
                                                       John Gandy
                                                       Chief Executive Officer



                                        By:            /s/ Ron Hendrix
                                      ------------------------------------------
                                                       Ron Hendrix
                                                       Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302

                                  CERTIFICATION


     I, John Gandy, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Altrimega Health Corporation.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

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

Date:  June 2, 2003                By:            /s/ John Gandy
                                      ------------------------------------------
                                                  John Gandy
                                                  Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this quarterly report;

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

Date:  June 2, 2003                By:            /s/ Ron Hendrix
                                      ------------------------------------------
                                                  Ron Hendrix
                                                  Chief Financial Officer