Form 10QSB
period 2003-06-30
ALTRIMEGA HEALTH CORP
filed 2003-09-23
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                         Commission File Number 0-29057

                          ALTRIMEGA HEALTH CORPORATION
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

     As of September 15, 2003, the Company had 49,139,550 shares of common stock issued and outstanding.

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

ITEM 1.   FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

ASSETS
CURRENT ASSETS
  Cash                                                          $     50,953
  Inventory - real estate - residential units
   for sale - at cost                                              1,134,523
  Prepaid expenses                                                    10,841
                                                                ------------
   Total Current Assets                                            1,196,317

DEPOSITS                                                              35,000
                                                                ------------
ACCOUNT RECEIVABLE - related party                                    12,000
                                                                ------------

                                                                $  1,243,317
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable - secured by residential units
   for sale                                                     $  1,230,178
  Accounts payable - related parties                                 260,740
  Accounts payable                                                    64,664
                                                                ------------
   Total Current Liabilities                                       1,555,582
                                                                ------------

MINORITY INTEREST                                                        400
                                                                ------------

STOCKHOLDERS'  DEFICIENCY
  Preferred stock
   10,000,000 shares authorized at $0.001 par value;
   1,000,000 shares issued and outstanding                             1,000
  Common stock
   50,000,000 shares authorized at $0.001 par value;
   48,139,950 shares issued and outstanding                           48,140
  Capital in excess of par value                                     171,304
  Deficit accumulated during the development stage                 (533,109)
                                                                ------------
   Total Stockholders' Deficiency                                  (312,665)
                                                                ------------

                                                                $  1,243,317
                                                                ============

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                     Three Months                 Six Months
                                               -------------------------    -------------------------
                                                Jun 30,        Jun 30,       Jun 30,       Jun 30,
                                                  2003           2002          2003          2002
                                               -----------    ----------    -----------   -----------
SALES                                              181,210             -    $   363,189   $         -

COST OF SALES                                      167,639             -        322,248             -
                                               -----------    ----------    -----------   -----------
  Gross Profit                                      13,571             -         40,941             -
                                               -----------    ----------    -----------   -----------
EXPENSES
  Consultants                                       45,000             -         90,000             -
  Administrative                                    41,878             -         46,002        10,895
                                               -----------    ----------    -----------   -----------
                                                    86,878             -        136,002        10,895
                                               -----------    ----------    -----------   -----------

NET LOSS - before minority interest               (73,307)             -       (95,061)      (10,895)

LESS MINORITY INTEREST                               1,118             -        (3,541)             -
                                               -----------    ----------    -----------   -----------

NET LOSS                                       $  (72,189)    $        -    $  (98,602)      (10,895)
                                               ===========    ==========    ===========   ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                            $         -    $        -    $         -   $         -
                                               -----------    ----------    -----------   -----------
  AVERAGE  OUTSTANDING SHARES -
   (stated in 1,000's)
  Basic                                             46,140        41,807         45,140        41,807
                                               -----------    ----------    -----------   -----------
  Diluted                                          345,140       341,807        345,140       341,807
                                               -----------    ----------    -----------   -----------

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                      Jun 30,       Jun 30,
                                                       2003           2002
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $  (98,602)   $  (10,895)

  Adjustments to reconcile net loss to net cash provided by operating activities

   Changes in Inventory                                  221,695             -

     Prepaid expenses                                    (4,441)             -

     Account receivable - related party                 (12,000)             -

     Accounts payable                                  (106,293)        10,895

   Minority interest                                       3,541             -

     Net Cash from Operations                              3,900             -
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                           -             -
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES                           -             -
                                                     -----------   -----------

  Net Increase (decrease)  in Cash                         3,900             -

  Cash at Beginning of Period                             47,053             -
                                                     -----------   -----------

  Cash at End of Period                              $    50,953   $         -
                                                     ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

INCOME TAXES

On June 30, 2003 the Company had a net operating loss carryforward of $668,729. The tax benefit of approximately $200,617 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has not been able to project a reliable future net operating profit. The loss carryover will expire starting in 2020 to 2024.

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

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, inventory, prepaid expense, account receivable, and accounts payable, are considered by management to be their estimated fair values.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FINANCIAL AND CONCENTRATIONS RISK

The Company does not have any concentration or related financial credit risk except for an account receivable-related party which is considered to be fully collectable.

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

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc. from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding LLC from November 2002 (the date of the purchase of 80% of the LLC).

All intercompany transactions have been eliminated

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

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares (note 1), and have made demand, no interest, loans the Company of $260,740.

The Company has made a demand, no interest loan of $12,000 to the minority member of Sea Gardens Funding LLC.

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

6.  GOING CONCERN

The company will need additional working capital for its future planned activity and to service its debt which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital to be successful in that effort, and the management of the Company has developed a strategy, which it believes will accomplish this objective, through additional contributions to capital by related parties, additional short term loans, and equity funding, which will enable the Company to operate for the coming year.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003

7.  COMMITMENTS

The Company has a consulting agreement, which provides for a quarterly payment of $45,000.

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

      Altrimega's business strategy includes a focus on interval ownership properties that cater to this major tourism industry. As well, we intend to develop projects in the medium price ranges for the areas permanent service industry population. Management will attempt to seek out low-risk projects throughout the Carolinas that do not require large financing commitments.

SEA GARDEN TOWN HOME COMMUNITY IN NORTH MYRTLE BEACH, SOUTH CAROLINA

      Altrimega has exercised Creative Holdings' option and acquired an 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. Sea Garden Funding purchased the real property from Sea Garden, LLC on October 21, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The development consists of buildings that have either 4 or 5 units per building. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party. The community currently consists of 116 sold units. This is Altrimega's first revenue producing real estate project. During the first two quarters of 2003, this project produced revenue of $363,189 with gross profit of $40,941.

RESULTS OF OPERATIONS

      We are a development stage company and have had limited operations during the six months ended June 30, 2003 and during the fiscal year ended December 31, 2002. Since our inception (September 8, 1998 through June 30, 2003), we have an accumulated deficit of $533,109 and we have had limited operating capital. As a result, the report of our auditor for the fiscal year ended December 31, 2002 contains a going concern qualification, which states that Altrimega will need additional capital for its future planned activities and to service its debt which raises substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until our current and proposed real estate projects are under way and generating earnings. Until such time as these projects are generating earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

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

      For the three months ended June 30, 2003, Altrimega had revenue of $181,210, consisting of the sale of 2 units in the Sea Garden Funding LLC project.

      For the three months ended June 30, 2003, our cost of sales was $167,639, compared to $0 for the comparable period in the prior year. The increase of $167,639 was the result of sales of 2 units at the Sea Garden Funding LLC project. The sale of these units resulted in a gross profit of $13,571 for the three months ended June 30, 2003, compared with a gross profit of $0 for the comparable period in the prior year.

      For the three months ended June 30, 2003, Altrimega had total expenses of $86,878, consisting of $45,000 in consultant fees and $41,878 in administrative expenses. During the comparable period in the prior year, Altrimega had no expenses. The increase in total expenses of $86,878 during the three months ended June 30, 2003 was primarily due to our increased operations with respect to the Sea Garden Funding LLC project.

      For the three months ended June 30, 2003, Altrimega had a net loss of $72,189 as compared to a net loss of $0 for the comparable period in the prior year. The increase in our net loss was primarily attributable to accounting and legal fees incurred in the quarter. While we had revenues during the first quarter of 2003, and no revenues during the first quarter of 2002, our net loss increased by $6,508 based on our increase in total expenses during the first quarter of 2003.

      For the six months ended June 30, 2003, Altrimega had revenues of $363,189, consisting of the sale of 4 units in the Sea Garden Funding LLC project.

      For the six months ended June 30, 2003, our cost of sales was $322,248, compared to $0 for the comparable period in the prior year. The increase of $322,248 was the result of sales of 4 units at the Sea Garden Funding LLC project. The sale of these units resulted in a gross profit of $40,941 for the six months ended June 30, 2003, compared with a gross profit of $0 for the comparable period in the prior year.

      For the six months ended June 30, 2003, Altrimega had total expenses of $136,002, as compared to $10,895 for the comparable period in the prior year. For the six months ended June 30, 2003, Altrimega's expenses consisted of $90,000 in consulting fees and $46,002 in administrative expenses, as compared to $10,895 in administrative expenses during the comparable period in the prior year. The increase in total expenses of $125,107 or 1,148.3%, was primarily due to accounting and legal fees incurred in the six months ended June 30, 2003.

      For the six months ended June 30, 2003, Altrimega had a net loss of $98,602, as compared to a net loss of $10,895 for the comparable period in the prior year. While we had revenues during the six months ended June 30, 2003 and no revenues during the six months ended June 30, 2003, our net loss increased by $87,707 based on our increase for total expenses during the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      We had limited operations and no income during the fiscal year ended December 31, 2002. We had limited operations during the first six months of 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2002 or the six months ended June 30, 2003 did these short term loans exceed $60,000. For fiscal year 2003, we anticipate that we will need $300,000 to continue to fund basic operations, in addition to funding necessary to acquire an develop real estate projects.

      For the six months ended June 30, 2003, we had revenues of $363,189 and a net loss of $98,602. On June 30, 2003, we had cash on hand of $50,953, total assets of $1,243,317, total liabilities of $1,555,582, and a working capital deficit of $359,265. Our accumulated deficit on June 30, 2003 was $533,109.

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

      Cash from operating activities was $3,900 for the six months period ended June 30, 2003. The cash was mainly from changes in inventory of $221,695. There was no cash from investing activities during the six months ended June 30, 2003 and $3,900 net increase in cash from financing activities during the six months ended June 30, 2003.

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

      None

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)(1) EXHIBITS. The following exhibits are included as part of this report:

                  SEC REFERENCE
EXHIBIT NUMBER    NUMBER             TITLE OF DOCUMENT                LOCATION
--------------    -------------      -----------------------------    -------------------------
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

4.01              4                  CERTIFICATE OF DESIGNATION AS    Incorporated by reference
                                       OF SEPTEMBER 30, 2002            to Exhibit 4.01 to the
                                                                        Company's Form 10-KSB
                                                                        filed on May 20, 2003

      (b) REPORTS ON FORM 8-K. None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 23, 2003                      ALTRIMEGA HEALTH CORPORATION


                                        By:            /s/ JOHN GANDY
                                           -------------------------------------
                                                       John Gandy,
                                                       Chief Executive Officer
                                                         and Director



                                        By:            /s/ RON HENDRIX
                                           -------------------------------------
                                                       Ron Hendrix,
                                                       Chief Financial Officer
                                                         and Secretary

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of Altrimega Health Corporation (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:          September 23, 2003       By:            /s/ JOHN GANDY
                                           -------------------------------------
                                                       John Gandy
                                                       Chief Executive Officer



                                        By:            /s/ RON HENDRIX
                                           -------------------------------------
                                                       Ron Hendrix
                                                       Chief Financial Officer

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

Date:          September 23, 2003       By:            /s/ JOHN GANDY
                                            ------------------------------------
                                                       John Gandy
                                                       Chief Executive Officer

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

Date:          September 23, 2003       By:            /s/ RON HENDRIX
                                            ------------------------------------
                                                       Ron Hendrix
                                                       Chief Financial Officer