Form 10QSB
period 2003-09-30
ALTRIMEGA HEALTH CORP
filed 2003-11-19
CIK 1103086

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    For the transition period from __________________to __________________

                        Commission File Number 0-29057

                         ALTRIMEGA HEALTH CORPORATION
                         ----------------------------
              (Exact name of registrant as specified in charter)


                            Nevada                                                       87-0631750
                            ------                                                       ----------
(State or other jurisdiction of incorporation or organization)                   (I.R.S. Employer I.D. No.)

             4702 Oleander Drive, Suite 200, Myrtle Beach, SC                                     29577
             ------------------------------------------------                                     -----
                 (Address of principal executive offices)                                         (Zip)

                       Issuer's telephone number, including area code                (843) 497-7028
                                                                                     --------------

         Check  whether the issue (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exhcnage Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /x/    No / /

                              Securities registered pursuant to section 12 (b) of the Act:

                     Title of each class                                 Name of each exchange on which registered
                             None                                                          None
                             ----                                                          ----

                              Securities registered pursuant to section 12 (g) of the Act:

                                        Common Stock, par value $0.001 per share
                                        ----------------------------------------
                                                    (Title of Class)

          As of November 17, 2003, the Company had 48,139,950 shares of common stock issued and outstanding.


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

ITEM 1.  FINANCIAL STATEMENTS


                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003

ASSETS
  CURRENT ASSETS
    Cash                                                                                                       $      1,947
    Inventory - real estate - residential units for sale - at cost                                                  917,083
    Prepaid expenses                                                                                                 10,841
                                                                                                               ------------
      Total Current Assets                                                                                          929,871
                                                                                                               ------------
DEPOSITS                                                                                                             35,000
                                                                                                               ------------
  ACCOUNT RECEIVABLE - related party                                                                                 57,264
                                                                                                               ------------
                                                                                                               $  1,022,135
                                                                                                               ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable - secured by residential units for sale                                                      $  1,041,513
    Accounts payable - related parties                                                                              260,740
    Accounts payable                                                                                                 45,507
                                                                                                               ------------
      Total Current Liabilities                                                                                   1,347,760
                                                                                                               ------------
MINORITY INTEREST                                                                                                       580
                                                                                                               ------------

STOCKHOLDERS'  DEFICIENCY
  Preferred stock
    10,000,000 shares authorized at $0.001 par value;
      1,000,000 shares issued and outstanding                                                                         1,000
  Common stock
    50,000,000 shares authorized at $0.001 par value;
      48,139,950 shares issued and outstanding                                                                       48,140
  Capital in excess of par value                                                                                    171,304
  Deficit accumulated during the development stage                                                                 (546,649)
                                                                                                               ------------
    Total Stockholders' Deficiency                                                                                 (326,205)
                                                                                                               ------------
    Total                                                                                                      $  1,022,135
                                                                                                               ============


  The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Nine Months Ended September 30, 2003 and 2002


                                                                 Three Months                        Nine Months
                                                          ---------------------------        ---------------------------
                                                             Sept 30,       Sept 30,            Sept 30,      Sept 30,
                                                               2003           2002                2003          2002
                                                          -------------  ------------        -------------  ------------
SALES                                                           271,679             -        $     634,868  $          -

COST OF SALES                                                   287,838             -              610,086             -
                                                          -------------  ------------        -------------  ------------
  Gross Profit                                                 (16,159)             -               24,782             -
                                                          -------------  ------------        -------------  ------------
EXPENSES
  Consultants                                                         -             -               90,000             -
  Administrative                                                  9,820        28,667               43,203        60,886
                                                          -------------  ------------        -------------  ------------
                                                                  9,820        28,667              133,203        60,886
                                                          -------------  ------------        -------------  ------------
NET LOSS - before minority interest                            (25,979)       (28,667)            (108,421)      (60,886)

LESS MINORITY INTEREST                                            (180)             -               (3,721)            -
                                                          -------------  ------------        -------------  ------------
NET LOSS                                                  $    (26,159)    $  (28,667)       $    (112,142)      (60,886)
                                                          =============  ============        =============  ============
NET LOSS PER COMMON SHARE
  Basic and diluted                                       $          -     $        -        $           -  $          -
                                                          -------------  ------------        -------------  ------------
AVERAGE  OUTSTANDING SHARES
  - (stated in 1,000's)
  Basic                                                          48,140        41,807               47,140        41,807
                                                          -------------  ------------        -------------  ------------
  Diluted                                                       345,140       341,807              345,140       341,807
                                                          -------------  ------------        -------------  ------------

  The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Nine Months Ended September 30, 2003 and 2002

                                                              2003              2002
                                                          -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $   (112,142)     $    (60,886)
    Adjustments to reconcile net loss to net cash
      provided by operating activities
    Changes in
      Inventory                                                439,135                 -
      Prepaid expenses                                          (4,441)                -
      Account receivable - related party                       (57,264)                -
      Accounts payable                                        (314,115)           60,886
    Minority interest                                            3,721                 -
                                                          -------------     -------------
      Net Cash from Operations                                 (45,106)                -
                                                          -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES                                 -                 -
                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES                                 -                 -
                                                          -------------     -------------
      Net Increase (decrease)  in Cash                         (45,106)                -

      Cash at Beginning of Period                               47,053                 -
                                                          -------------     -------------
      Cash at End of Period                               $      1,947      $          -
                                                          =============     =============




  The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2003

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

INCOME TAXES

On September 30, 2003 the Company had a net operating loss carryforward of $685,804. The tax benefit of approximately $206,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful, since the Company has not been able to project a reliable future net operating profit. The loss carryover will expire starting in 2020 through 2024.

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

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash, inventory, prepaid expense, an account receivable, and accounts payable, are considered by management to be their estimated fair values.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FINANCIAL AND CONCENTRATIONS RISK

The Company does not have any concentration or related financial credit risk, except for an account receivable, which is considered to be fully collectable, and inventory held for sale.

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

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2003

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares (note 1), and have made demand, no interest, loans to the Company of $260,740.

The Company has made a demand, no interest loan, to the minority interest holder of Sea Garden Funding LLC of $57,264.

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

5.  ACQUISITION OF SUBSIDIARIES

On September 30, 2002 the Company acquired all of the outstanding stock of Creative Holding, Inc. (subsidiary), by a stock for stock exchange in which the former stockholders of Creative received 13,619,950 common shares and 1,000,000 preferred shares of the Company, and after the conversion of the preferred shares to common shares, (note 1) represented 90.6% of the outstanding stock of the company. For reporting purposes, the acquisition was treated as an acquisition of the Company by Creative Holding, Inc. (reverse acquisition) and a recapitalization of Creative Holding, Inc. The historical financial statements prior to September 30, 2002 are those of Creative Holding, Inc. Creative Holding, Inc. had no significant assets and therefore no good will was recognized from the acquisition. Creative Holdings, Inc. was organized on July 3, 2002 in the state of South Carolina.

During November 2002 the Company acquired 80% of Sea Garden Funding LLC by the assumption of certain liabilities. Sea Garden Funding LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate.

6.  GOING CONCERN

The Company will need additional working capital for its future planned activity and to service its debt which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going
concern  is  dependent  upon  obtaining   sufficient  working  capital  to  be
successful in that effort, and the management of the Company has developed a strategy, which it believes will accomplish this objective, through additional contributions to capital by related parties, additional short term loans, and equity funding, which should enable the Company to operate for the coming year.

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


SEA GARDEN TOWN HOME COMMUNITY IN NORTH MYRTLE BEACH, SOUTH CAROLINA

         Altrimega has exercised Creative Holdings' option and acquired an 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. Sea Garden Funding purchased the real property from Sea Garden, LLC on October 21, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The development consists of buildings that have either 4 or 5 units per building. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party. The community currently consists of 116 sold units. This is Altrimega's first revenue producing real estate project. During the first three quarters of 2003, this project produced revenue of $634,868 with gross profit of $24,782.


RESULTS OF OPERATIONS

         We are a development stage company and have had limited operations during the nine months ended September 30, 2003 and during the fiscal year ended December 31, 2002. Since our inception (September 8, 1998 through September 30, 2003), we have an accumulated deficit of $546,649 and we have had limited operating capital. As a result, the report of our auditor for the fiscal year ended December 31, 2002 contains a going concern qualification, which states that Altrimega will need additional capital for its future planned activities and to service its debt which raises substantial concern about our ability to continue as a going concern. Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until our current and proposed real estate projects are generating sufficient earnings. Until such time as these projects are generating sufficient earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

         o We have reduced administrative expenses to a minimum by consolidating management responsibilities to our president and chief executive officer.

         o     We intend to seek either equity or further debt funding.

         o We will attempt to obtain the professional services of third parties through favorable financing arrangements or payment by the issuance of our common stock.

         We believe that the foregoing plan will enable us to generate sufficient funds to continue its operations for the next twelve months.

         THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


         REVENUE

         For the three months ended September 30, 2003, Altrimega had revenue of $271,679, consisting of the sale of 3 units in the Sea Garden Funding LLC project. During the three months ended September 30, 2002, Altrimega had no revenue.


         COST OF  SALES

         For the three months ended September 30, 2003, our cost of sales was $287,838, compared to $0 for the comparable period in the prior year. The increase of $287,838 was the result of sales of 3 units at the Sea Garden Funding LLC project. The sale of these units resulted in a gross profit of ($16,159) for the three months ended September 30, 2003, compared with a gross profit of $0 for the comparable period in the prior year. The negative gross profit was a result of the sale of higher cost units.


         EXPENSES

         For the three months ended September 30, 2003, Altrimega had total expenses of $9,820, consisting solely of administrative expenses. During the comparable period in the prior year, Altrimega had $28,667 in administrative expenses. The decrease in total expenses of $18,847 during the three months ended September 30, 2003 was primarily due to our decrease in salaries and legal and accounting fees.


         NET LOSS

         For the three months ended September 30, 2003, Altrimega had a net loss of $26,159 as compared to a net loss of $28,667 for the comparable period in the prior year. The decrease in our net loss was primarily attributable to decrease in administrative expenses for the three months ended September 30, 2003. While we had revenues during the third quarter of 2003 equaling $271,679, and no revenues during the third quarter of 2002, our net loss decrease only by $2,508 based on our negative gross profit of $16,159 for the three months ended September 30, 2003.


         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


         REVENUE

         For the nine months ended September 30, 2003, Altrimega had revenues of $634,868, consisting of the sale of 7 units in the Sea Garden Funding LLC project. During the nine months ended September 30, 2002, Altrimega had no revenue.


         COST OF SALES

         For the nine months ended September 30, 2003, our cost of sales was $610,086, compared to $0 for the comparable period in the prior year. The increase of $610,086 was the result of sales of 7 units at the Sea Garden Funding LLC project. The sale of these units resulted in a gross profit of $24,782 for the nine months ended September 30, 2003, compared with a gross profit of $0 for the comparable period in the prior year.


         EXPENSES

         For the nine months ended September 30, 2003, Altrimega had total expenses of $133,203, as compared to $60,886 for the comparable period in the prior year. For the nine months ended September 30, 2003, Altrimega's expenses consisted of $90,000 in consulting fees and $43,203 in administrative expenses, as compared to $60,886 in administrative expenses during the comparable period in the prior year. The increase in total expenses of $72,317 or 118.8%, was primarily due to consulting fees incurred in the nine months ended September 30, 2003.


         NET LOSS

         For the nine months ended September 30, 2003, Altrimega had a net loss of $112,142, as compared to a net loss of $60,886 for the comparable period in the prior year. While we had revenues during the nine months ended September 30,

2003 equaling $634,868 and no revenues during the nine months ended September 30, 2003, our net loss increased by $51,256 based on our increase for total expenses during the nine months ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES

         We had limited operations and no income during the fiscal year ended December 31, 2002. We had limited operations during the first nine months of 2003. Our shortfall in working capital, which equaled $417,889 at September 30, 2003, has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. For the remainder of fiscal year 2003, we anticipate that we will need $300,000 to continue to fund basic operations, in addition to funding necessary to acquire an develop real estate projects.

         For the nine months ended September 30, 2003, we had revenues of $634,868 and a net loss of $112,142. On September 30, 2003, we had cash on hand of $1,947, total assets of $964,871, total liabilities of $1,347,760, and a working capital deficit of $417,889. Our accumulated deficit at September 30, 2003 was $546,649.

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

         Altrimega is at present meeting its current obligations from its monthly cash flows, from investor capital and from loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations.

         Net Cash used in operating activities was $45,106 for the nine months period ended September 30, 2003. The cash was mainly used as a result of the net loss of $112,142 and the payment of accounts payable of $314,115, and offset by the sale of inventory equaling $439,135. There was no cash from investing activities or financing activities during the nine months ended September 30, 2003.

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


ITEM 3.  CONTROLS AND PROCEDURES

         (a)      Evaluation Of Disclosure Controls And Procedures:

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.

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

         (a) None.

         (b) None.

         (c) None.

         (d) None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1) EXHIBITS. The following exhibits are included as part of this report:


EXHIBIT NUMBER                TITLE OF DOCUMENT                                LOCATION
-------------------------     ---------------------------------------------    -------------------------------------------
2.01                          SHARE EXCHANGE AGREEMENT among Altrimega         Incorporated by reference to the Company's
                                Health Corporation, Creative Holdings, Inc.      report on Form 8-K, dated October 2, 2002
                                and the Shareholders of Creative Holdings,
                                Inc., dated as of September 2, 2002

4.01                          CERTIFICATE OF DESIGNATION AS OF SEPTEMBER 30,   Incorporated by reference to Exhibit 4.01
                                2002                                             to the Company's Form 10-KSB filed on May
                                                                                 20, 2003

31.1                          Certification by Chief Executive Officer         Provided herewith
                              pursuant to 15 U.S.C. Section 7241, as adopted
                              pursuant to Section 302 of the Sarbanes-Oxley
                              Act of 2002

31.2                          Certification by Chief Financial Officer         Provided herewith
                              pursuant to 15 U.S.C. Section 7241, as adopted
                              pursuant to Section 302 of the Sarbanes-Oxley
                              Act of 2002

EXHIBIT NUMBER                TITLE OF DOCUMENT                                LOCATION
-------------------------     ---------------------------------------------    -------------------------------------------
32.1                          Certification by Chief Executive Officer         Provided herewith
                              pursuant to 18 U.S.C. Section 1350, as adopted
                              pursuant to Section 906 of the Sarbanes-Oxley
                              Act of 2002

32.2                          Certification by Chief Financial Officer         Provided herewith
                              pursuant to 18 U.S.C. Section 1350, as adopted
                              pursuant to Section 906 of the Sarbanes-Oxley
                              Act of 2002


         (b) REPORTS ON FORM 8-K. None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 18, 2003                   ALTRIMEGA HEALTH CORPORATION


                                    By:   /s/ John Gandy
                                       ---------------------------------------
                                          John Gandy,
                                          Chief Executive Officer and Director



                                    By:   /s/ Ron Hendrix
                                       ----------------------------------------
                                          Ron Hendrix,
                                          Chief Financial Officer and Secretary