Form 10KSB
period 2003-12-31
ALTRIMEGA HEALTH CORP
filed 2004-05-14
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003   COMMISSION FILE NUMBER 0-29057
    -------------------------------------------                          -------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                          ALTRIMEGA HEALTH CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

                NEVADA                                       87-0631750
  -------------------------------                   --------------------------
  (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
   incorporation or organization)

4702 OLEANDER DRIVE, SUITE 200, MYRTLE BEACH, SC                29577
------------------------------------------------                -----
    (Address of principal executive offices)                    (Zip)

 Issuer's telephone number, including area code            (843) 497-7028
                                                           --------------

          Securities registered pursuant to section 12 (b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
               NONE                                      NONE

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

(1) Yes [X]  No [ ]                                 (2) Yes [X]  No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State issuer's revenues for its most recent fiscal year:  $ 904,918.

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

         The market value of shares held by nonaffiliates is $245,700 based on the bid price of $0.005 per share at May 10, 2004.

         As of May 10, 2004, the Company had 49,139,950 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                TABLE OF CONTENTS


PART I.........................................................................1
   Forward-Looking Statements..................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES..........................................5
   ITEM 3.  LEGAL PROCEEDINGS..................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............5

PART II........................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........7
   ITEM 7.  FINANCIAL STATEMENTS..............................................12
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE............................................12
   ITEM 8A. CONTROLS AND PROCEDURES...........................................12

PART III......................................................................13
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .....13
   ITEM 10. EXECUTIVE COMPENSATION............................................14
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16

PART IV.......................................................................18
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................18
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES............................18

EXHIBIT 31.1 .............................................................31.1-1

EXHIBIT 31.2 .............................................................31.2-1

EXHIBIT 32.1 .............................................................32.1-1

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE


FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to Altrimega Health Corporation ("Altrimega") which represent Altrimega's current expectations or beliefs including, but not limited to, statements concerning Altrimega's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of Altrimega to continue its growth strategy and competition, certain of which are beyond Altrimega's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

CURRENT BUSINESS OPERATIONS

         The Company is a real estate development business and strives to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina, area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. The Company's business strategy includes a focus on interval ownership, or time-share, properties that cater to this major tourism industry. As well, the Company intends to develop projects in the medium price ranges for the area's permanent service industry population. Management intends to attempt to seek out low-risk projects throughout the Carolinas that do not require large financing commitments.

         The following are projects the Company is either involved in, has pursued in the past, or pursuing:

SEA GARDEN TOWN HOMES

         The Company's first and only revenue generating real estate project is the Sea Garden Town Home Community in North Myrtle Beach, South Carolina. The Company is developing this project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Maxine Roe, an individual, of Myrtle Beach, South Carolina.

         The development consists of buildings that have either 4 or 5 town home units per building. The community currently consists of 126 sold units. The Company acts as the developer, and hires independent contractors to perform all of the construction services. The Company is now building 4 and 5 unit town home buildings and marketing these town homes in the $95,000 to $105,000 range. The Company believes demand for new units is strong. Revenue is generated as units are completed and delivered to the purchaser. These units are not time-share units, but instead, traditional two-story townhouse units.

THE BAREFOOT RESORT AND GOLF COMMUNITY IN NORTH MYRTLE BEACH, SOUTH CAROLINA

         The Company entered into a letter of understanding dated October 17, 2002 to purchase undeveloped land within the resort community that consists of approximately fifteen neighborhoods of single family homes and multi-unit apartment buildings, constructed and marketed primarily by Centex. The community is built around four world class golf courses designed by golf notables, Davis Love III, Pete Dye, Greg Norman and Tom Fazio. The Company did not ultimately purchase this property mainly due to the seller's inability to close.

         On January 20, 2003 and February 10, 2003, Altrimega signed letters of intent to enter into joint ventures to purchase two land tracts within the Barefoot Resort. One tract, adjoining the Dye Course clubhouse has plans for the Company to own and develop a 50% interest in a 150 unit interval ownership, or time-share, condominium project. The second tract is a 9 acre site adjoining the marina on the Atlantic Coastal Waterway, where the Company planned to own and develop a 50% interest in a marina villa project to consist of town home style residences overlooking the marina and waterway. The remaining 50% of each project was to be held by the original developer of the Barefoot Resort and Golf Community. Due to certain conditions that were not met by the seller, the Company has not gone forward with these projects to date. The Company is still considering these projects, however, management believes that because of certain building restrictions and zoning issues that the project has limited potential to be developed by the Company.

15-ACRE TOWN HOME SITE IN CHARLOTTE, NORTH CAROLINA

         Altrimega held an option to purchase 100% of this property, which expired on May 15, 2003. The Company is no longer considering this project as the Company was unable to secure suitable funding.

A COMMERCIAL SITE IN MYRTLE BEACH, SOUTH CAROLINA

         Altrimega entered into a letter of intent dated November 15, 2002 with Office Developers, LLC, to purchase this property, however, and after completing due diligence, the Company determined that the project was not worth pursuing further.

ACQUISITION OF 25% OF THE BILLINGS GROUP, LLC

         Altrimega entered into a letter of intent dated September 20, 2002 with The Billings Group, LLC, to acquire a 25% interest in The Billings Group, which is a real estate brokerage firm that markets hotel and other commercial real estate on a national basis. To date, because of lack of funding sources, the Company has discontinued its relationship with The Billings Group.

         Going forward, the Company intends to seek out new real estate investment opportunities. To date, the lack of funding for various projects has kept the Company's investments to a minimum. There are a number of prospective multi-family or interval ownership projects in the Myrtle Beach, South Carolina, area that the Company has determined would be viable investments. However, the Company has not pursued these based on the Company's financial constraints. The Company believes that the Myrtle Beach, South Carolina, area presents favorable conditions for such developments because of its status as a tourist destination.

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

         A Merger Agreement was executed on August 15, 2002, between Altrimega, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, Inc., a South Carolina corporation and the shareholders of Creative Holdings, Inc. Pursuant to the Merger Agreement, Creative Holdings would be merged with and into Altrimega Acquisition Co., which would be the surviving corporation and continue its corporate existence under the laws of the State of Nevada as a wholly-owned subsidiary of Altrimega.

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

         The share exchange was completed on October 17, 2002. At that time, Creative Holdings became a wholly owned subsidiary of Altrimega. Ultimately, after certain shares were cancelled, the former shareholders of Creative Holdings received 13,619,950 shares of Altrimega's common stock. Under the terms of the Share Exchange Agreement, Altrimega is obligated to seek shareholder approval to increase its authorized capital stock to 800,000,000 shares of common stock, which would allow for the conversion of the Series A preferred stock.

         COMPETITION

         There are a number of interval ownership and town home communities in the greater Myrtle Beach area. Altrimega's projects and proposed projects in this area are typically priced in the medium to upper ranges of current market pricing. Both areas are now and have in the recent past enjoyed vibrant growth of population which management believes has created demand for new housing. If these growth trends continue, we believe that there should be adequate demand for the Company's units for sale in the Sea Garden project, and in relation to other new properties of similar design and pricing in the markets in which we plan to participate.

         In respect to how the Company's competitive position as compared to other real estate development companies in this geographic region, management believes that our position is considerably weaker than most other companies because of our inability to raise funds or to find guarantors for mortgage loans and the lack of a significant workforce. The lack of capital causes the Company to not be able to participate in many projects that are identified. The
Company's President, John W. Gandy presents our major strength with his significant ties to the real estate community and his access to many real estate projects.

         EMPLOYEES

         As of May 10, 2004, we have only one paid employee, our President and Chief Executive Officer, John W. Gandy. While Mr. Gandy is a partner in a certified public accounting firm, Mr. Gandy is an employee of the Company. Altrimega has an employment agreement with Mr. Gandy, which started in 2003 that provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if Altrimega had a profit in the previous year. To date, Mr. Gandy has only accrued a salary, and beginning July 1, 2003, he informed the Board of Directors that he would forego any additional salary accruals until such time as the Company improves its financial position. Our other officer, Ron Hendrix, Chief Financial Officer, is not currently compensated and spends a limited amount of time in the business. Because the Company has limited financial resources, Mr. Hendrix has agreed to perform his services for no compensation at the present time.


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

ALTRIMEGA HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003, we lost $132,822. Our accumulated deficit was $799,085 as of December 31, 2003. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue real estate projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM DECEMBER 31, 2003 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2003, which states that the financial statements raise substantial doubt as to Altrimega' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

         We had a working capital deficit of $475,143 at December 31, 2003, which means that our current liabilities as of that date exceeded our current assets on December 31, 2003 by $475,143. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit or cease operations.

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

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

         Altrimega has only acquired one real estate project, the Sea Garden project. Based on this limited history with real estate projects, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance.

ITEM 2.  DESCRIPTION OF PROPERTIES

         Altrimega owns an 80% share of Sea Garden Funding, LLC. The operating agreement that governs the rights of the members of Sea Garden Funding, LLC, Creative Holdings, with an 80% interest and Toe Roe, an unaffiliated party, with the remaining 20% interest, was entered into on October 10, 2002. Sea Garden Funding owns the remaining units under construction and sites for future construction within the Sea Garden Town Home community in North Myrtle Beach, South Carolina, Sea Garden consists of 126 sold units and 49 units to be constructed by the developer, Sea Garden Funding, LLC. Horry County State Bank holds a mortgage on this property in the principal amount of $620,000 as of May 10, 2004. The mortgages are satisfied by a $75,000 principal reduction as each new building pad is taken down to develop. Upon sale and closing of each townhouse located on that building pad, an additional $8,500 is paid to the Bank. The terms of the mortgages on the property are for one year, with an interest rate of prime plus one-half percent. Currently, that percentage interest rate is 4.5%. Since January 1, 2004, three building pads have been taken down for the start of construction. It is anticipated that these buildings will be completed in June or early July of this year. The estimated cost to complete the development of the project is $3,420,000. The project has adequate insurance.

         The Company pays $600 per month to lease a townhouse unit for its model on a non-cancelable lease which expired in April 2004. The owner of the unit agreed to a three-month extension of the lease for $2,400. The lease agreement is with an unrelated couple from North Carolina, who intends to occupy the unit for vacation use when the lease expires. The Company will then have a unit in one of its other buildings currently under construction for use as a model.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2003. However, the Exchange Agreement with Creative Holdings, Inc. requires us to obtain approval of an increased capitalization to 800 million shares and name change.

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

PERIOD ENDED DECEMBER 31, 2002                    HIGH BID          LOW BID
------------------------------                    --------          -------
First Quarter                                       $0.210           $0.030
Second Quarter                                      $0.080           $0.020
Third Quarter                                       $0.080           $0.020
Fourth Quarter                                      $0.053           $0.020

PERIOD ENDED DECEMBER 31, 2003                    HIGH BID          LOW BID
------------------------------                    --------          -------
First Quarter                                       $0.025           $0.003
Second Quarter                                      $0.011           $0.002
Third Quarter                                       $0.008           $0.004
Fourth Quarter                                      $0.011           $0.002

PERIOD ENDED MARCH 31, 2004                       HIGH BID          LOW BID
------------------------------                    --------          -------
First Quarter                                        $.010           $0.005

         At May 10, 2004, our Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.003 and $0.004, respectively. At December 31, 2003, we had approximately 83 shareholders of record. The Company has 49,139,950 shares of common stock and 1,000,000 shares of preferred stock outstanding as of May 10, 2004. The Company's authorized capital stock consists of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock.

DIVIDENDS

         Altrimega has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Altrimega's operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

         During the years ended December 31, 2001, December 31, 2002 and December 31, 2003, Altrimega issued the following unregistered securities:

         As a result of the share exchange agreement with Creative Holdings, Altrimega issued the former stockholders of Creative Holdings 13,619,950 (net of 4,879,750 shares susequently cancelled) shares of common stock and 1,000,000 shares of series A convertible preferred stock.

         The Company issued 3,000,000 for accounts payable of $79,500, including interst of $39,500 at $0.03 per share to Earl Ingarfield, an unaffiliated party in 2002.

         The Company issued 3,200,000 for cash and services at $0.001 per share to the Company's founders in 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                                                   NUMBER
                                                                                                OF SECURITIES
                                                                                                  REMAINING
                                                                                                  AVAILABLE
                                                               NUMBER                            FOR FUTURE
                                                           OF SECURITIES                          ISSUANCE
                                                            TO BE ISSUED   WEIGHTED-AVERAGE     UNDER EQUITY
                                                           UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                                                           OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                                                              OPTIONS,         OPTIONS,          SECURITIES
                                                            WARRANTS AND     WARRANTS AND         REFLECTED
                                                               RIGHTS           RIGHTS         IN COLUMN (a))
                                                                (a)               (b)                (c)
                                                           --------------  ----------------  ------------------
Equity compensation plans approved by security holders           0               --                    0
Equity compensation plans not approved by security holders       0               --                    0
TOTAL                                                            0               --                    0

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Altrimega's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

GOING CONCERN

         As reflected in Altrimega's financial statements for the twelve months ended December 31, 2003, Altrimega's accumulated deficit of $799,085 and its working capital deficiency of $475,143 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

REVENUE RECOGNITION

         Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains or revenues relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions under terms in which the Company is required to perform additional services and incur significant costs after title has passed, revenues and costs of sales are recognized proportionately on a percentage of completion basis. Deposits received prior to closing are recorded as a liability until the consummation of the sale at which time such amounts are generally applied toward the purchase price.

         Cost of land sales is generally determined as a specific percentage of land sales revenues recognized for each land development project. The cost percentages used are based on estimates of development costs and sales revenues to completion of each project and are revised periodically for changes in estimates or development plans. The specific identification method is used to determine cost of sales of certain parcels of land.

PROPERTIES

         Properties under development are carried at cost reduced for impairment losses, where appropriate. Properties held for sale are carried at cost reduced for valuation allowances, where appropriate. Acquisition, development and construction costs of properties in development and land development projects are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs. The pre-construction development (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility, and complete other initial tasks, which are essential to development. Provisions are made for potentially unsuccessful preconstruction efforts by charges to operations.

         Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Generally, revenues and expenses related to property interests acquired with the intention to resell are not recognized.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

RESTATEMENT OF FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

         Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the period from July 3, 2002 (date of inception) through December 31, 2002. Properly accounting of these items in the revised financial statements has the following effect:

         For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the share exchange agreement between Altrimega and Creative Holdings, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002. The Company is in the process of preparing an amendment to its Form 10-KSB for fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

         REVENUES

         Revenue for the year ended December 31, 2003, was $904,908, an increase of $904,918, as compared to no revenue for the year ended December 31, 2002. The increase in revenues in 2003 was attributable to sales of units at the Sea Garden project, where the Company sold 10 units in 2003. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

         COST OF REVENUE. Cost of revenue for the year ended December 31, 2003, was $861,757, or 95.23% of revenue. The cost of revenue relates to construction and other costs of units at the Sea Garden project. The Company had no revenue or cost of revenue for 2002.

         GROSS PROFIT. Gross profit for the year ended December 31, 2003, was $43,161, or $4.77% of revenue. The gross profit relates to the sale of units at the Sea Garden project.

         OPERATING EXPENSES. Operating expenses for the year ended December 31, 2003, were $101,025, or 11.16% of revenue, as compared to $661,384, for the year ended December 31, 2002. Operating expenses in 2003 consisted of $69,500 in consulting and professional fees and $31,525 in general and administrative expenses. The decrease of $560,359 from 2002 to 2003 was almost entirely attributable to a decrease in consulting and professional fees, which equaled $631,756 in 2002.

         OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 2003, was a net expense of $82,015, an increase of $73,995, as compared to a net expense of $8,020 for the year ended December 31, 2002. The increase in other expense in 2003 was primarily attributable to $88,038 in interest expense from loans used in the construction of two buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

         NET LOSS. Altrimega had a net loss of $132,822 for the fiscal year ended December 31, 2003, as compared to a net loss of $666,263 for the fiscal year ended December 31, 2002. The decrease of $533,441 was mostly attributable to the $562,256 decrease in consulting and professional fees in 2003. In addition, Altrimega generated revenue and minimal gross profit in 2003.

LIQUIDITY AND CAPITAL RESOURCES

         Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $132,822 and $666,263 for the years ended December 31, 2003 and December 31, 2002, respectively, and has an accumulated deficit of $799,085 at December 31, 2003. As of December 31, 2003, we had assets of $764,414 and liabilities of $1,141,997, a difference of $377,583. Additionally, our current assets were $666,854 and our current liabilities were $1,141,997, creating a working capital deficit of $475,143. The majority of the assets, $659,515, consist of building sites contained within the Sea Garden town home community. Consequently, the majority of our liabilities, $845,000, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $260,911 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

         We had limited operations and revenues during the fiscal year ended December 31, 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2003 did these short term loans exceed $50,000.

         We anticipate that we will require significant capital to maintain our corporate viability and execute our plan to develop real estate projects. We anticipate necessary funds will most likely be provided by our existing shareholders, our officers and directors, and outside investors. We will require significant loan guarantees to acquire properties for development and to complete construction on any additional construction projects. We may be required to pledge equity in the Company to induce individuals, officers or directors or other shareholders to guarantee our loans when necessary.

         Altrimega is at present meeting its current obligations from its monthly cash flows, which during 2002, 2003, and to date in 2004 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations. There can be no assurances that Altrimega will be able to raise sufficient additional capital in the future.

         Cash provided by operating activities was $549,342 for the year ended December 31, 2003, compared to cash used of $1,394,603 for 2002. The decrease in cash used was due primarily to the sale of properties at the Sea Garden project and the decreased loss from continuing operations.

         Cash used by financing activities was $594,656 during fiscal year 2003, compared to cash provided by financing activities of $1,441,656 during the same period in 2002. This difference was mainly due to payments on notes payable of $594,656 in 2003 and proceeds from notes payable of $1,493,656 in 2002.

         We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega currently has approximately $30,000 in cash and cash equivalents as of May 10, 2004.

PLAN OF OPERATION

         The Company derives it revenue from the sale of developed or undeveloped real estate parcels. At present, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina These Town Homes sell in the $95,000 to $105,000 range per Town Home unit. The Company owns the building sites for an additional 49 units and is under construction on 15 units.

         It is important for the Company to raise capital funds through the sell of its common stock in order to provide funding for additional projects. The projected revenues and subsequent net earnings from the Sea Garden project are not adequate to cover the Company's annual operating costs on an ongoing basis.

         Altrimega intend to strive to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. For the last three years, Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, the county will have a permanent population of 500,000. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

         Altrimega's business strategy includes a focus on interval ownership properties, also known as time-share properties, that cater to this major tourism industry. As well, we intend to develop projects in the medium price ranges for the areas permanent service industry population.

         Management intends to attempt to seek out low-risk projects that do not require large financing commitments. In addition, we will continue to evaluate projects throughout the Carolinas in high growth areas.

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

         o We intend to attempt to obtain the professional services of third-parties through favorable financing arrangements or payment by the issuance of our common stock.

         We believe that the foregoing plan should enable us to generate sufficient funds to continue its operations for the next twelve months.

         Management has implemented this plan to overcome the Company's serious going concern conditions. The first step is to reduce operating costs. To this end the Company's President and Chief Executive Officer, John Gandy, has assumed almost all of the Company's functions from sales and marketing, locating and evaluating new real estate projects, most accounting functions, shareholder relations and general administrative functions. Mr. Gandy has foregone any compensation for the last half of 2003, and has committed to continue with no compensation through at least the first six months of 2004. The Company's Chief Financial Officer is receiving no compensation. The Company anticipates reduced consulting expense in the next fiscal year. Only one consultant is on hand for additional help in evaluating projects and working with the accounting and reporting functions of the Company. Administrative expenses, including mostly legal and accounting charges, will constitute the largest expense items for the year. The Company has made arrangements with these outside professionals to work more efficiently with them to help reduce the overall costs associated with these services.

         In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct some of its prior filings with the Securities and Exchange Commission. Management is in the process of correcting its prior 1934 Securities Act filings, including its annual report of for 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

         For the next 12 months we anticipate that we will need $150,000 to continue to fund basic operations, in addition to funding necessary to acquire and develop real estate projects. The Company anticipates approximately $50,000 in consulting fees in the next fiscal year and only minor operating expenses. Any new real estate projects will require debt financing. In summary, we expect expenses to decline in the coming fiscal year due to a decrease in consulting fees and no other increases in operating expenses.

         The Company plans to continue operating with small administrative and consulting fees in the next fiscal year in order to continue operations. Continuing to work with its accounting and legal professionals more efficiently, the Company plans to reduce its fees for such services. In addition, the Company plans to utilize only one consultant for accounting services.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

         NEW ACCOUNTING PRONOUNCEMENTS. In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived
Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

         In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

         The  consolidated   financial   statements  of  Altrimega  required  by
Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         To the Company's knowledge, the Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure. The Company had difficulty contacting its former accountants, Sellers & Anderson, L.L.C., and ultimately on March 29, 2004, Altrimega changed its accountants to L. L. Bradford, LLC. The Company filed a corresponding Form 8-K on April 14, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

GENERAL

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                               POSITION(S)
NAME                  AGE      WITH THE COMPANY                   DIRECTOR SINCE
---------------       ---      ------------------------------     --------------
John W. Gandy         50       President, C.E.O. and Director     September 2002
Ron Hendrix           59       Secretary and Director             December 2002
John Smith III        42       Director                           December 2002

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

         Altrimega's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Altrimega's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         Altrimega does not currently have an audit committee, and the Board of Directors serves this function. Both John Gandy and Ron Hendrix qualify as audit committee financial experts, as defined by Regulation S-B Item 401. Neither Mr. Gandy, nor Mr. Hendrix are independent as that term is defined under the Exchange Act.

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

         RON HENDRIX serves as our Chief Financial Officer and is a member of our board of directors since December 2002. Mr. Hendrix is a certified public accountant with over 25 years experience in real estate, accommodations and recreation accounting and consulting. He is a partner in the firm of Hendrix & Gandy located in Myrtle Beach, South Carolina, starting in September 2000. Prior to that Mr. Hendrix was a partner in the accounting firm of Rabon, Hendrix, Gandy & Grimball, starting in 1999. Prior to that, Mr. Hendrix was a partner in the accounting firm of Hendrix, King & Godbold for over ten years. Mr. Hendrix is a graduate of Coastal Carolina University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Our common stock is registered under Section 12(g) of the Exchange Act and in connection therewith, directors, officers, and beneficial owners of more than 10% of our common stock ("Reporting Persons") are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of our common stock. We believe that under the SEC's rules for reporting of securities transactions by Reporting Persons, the required reports have not been filed. The Company has been informed that these reports are in the process of being filed.

         CODE OF ETHICS

         On May 10, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION

CASH COMPENSATION

         There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended December 31, 2003, 2002, and 2001.

EMPLOYMENT AGREEMENTS

         Altrimega has an employment agreement with John Gandy, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if the Company had a profit in the previous year. No amounts have been paid by the Company under this agreement. The Company has accrued $50,000 for payments due Mr. Gandy for the first two quarters of 2003. Mr. Gandy has agreed to no additional compensation from July 1, 2003 until such time as the Company can show the ability to pay for his services.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth as of May 10, 2004, the name, address and the number of shares of our common stock held of record or beneficially by each person who was known by us to own beneficially, more than 5% of our 49,139,950 issued and outstanding shares of common stock. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (COMMON)

                                              AMOUNT AND NATURE
                 NAME AND ADDRESS               OF BENEFICIAL      PERCENTAGE OF
TITLE OF CLASS   BENEFICIAL OWNER               OWNERSHIP(1)          CLASS(2)
--------------   -------------------------    -----------------    -------------
Common           Rio Investment Group, LLC        6,200,000            13.43%
                 25 Greystone Manor
                 Lewes, Delaware  19958

Common           Quickstep, LLC                   4,879,750            10.57%
                 2033 Main Street
                 Sarasota, FL  34231


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (PREFERRED)

                                              AMOUNT AND NATURE
                 NAME AND ADDRESS               OF BENEFICIAL      PERCENTAGE OF
TITLE OF CLASS   BENEFICIAL OWNER               OWNERSHIP(1)          CLASS(2)
--------------   ------------------------     -----------------    -------------
Preferred        Great West, LLC                    250,647            25.06%
                 1960 Stickney Point Road
                 Sarasota, FL  34231

Preferred        Quickstep, LLC                     250,647            25.06%
                 2033 Main Street
                 Sarasota, FL  34231


SECURITY OWNERSHIP OF MANAGEMENT OF ALTRIMEGA (COMMON)

                                                                       AMOUNT AND
                                                                       NATURE OF
                  NAME AND POSITION                                    BENEFICIAL    PERCENTAGE OF
TITLE OF CLASS    OF OFFICER AND/OR DIRECTOR                          OWNERSHIP(1)     CLASS(2)
--------------    -------------------------------------------------   ------------   -------------
COMMON
------
Common            John W. Gandy, President, C.E.O. and Director         2,554,750        5.19%
Common            Chicora Beach Holiday**                                  14,825        0.02%
Common            Wofford Capital***                                       33,737        0.05%
Common            Gandy Associates^                                       625,000        1.28%
Common            Gandy Family Investments^^                              750,000        1.54%
Common            Ron Hendrix, C.F.O., Secretary                        1,668,250        3.41%
Common            Hendrix & Gandy*                                         21,000        0.03%

                                                                       AMOUNT AND
                                                                       NATURE OF
                  NAME AND POSITION                                    BENEFICIAL    PERCENTAGE OF
TITLE OF CLASS    OF OFFICER AND/OR DIRECTOR                          OWNERSHIP(1)     CLASS(2)
--------------    -------------------------------------------------   ------------   -------------
Common            John Smith III, Director                                348,400        0.72%
                                                                       ----------       ------
Common            All Officers and Directors as a Group (3 Persons)     4,840,962        9.85%
Common            Total Beneficial Ownership                            6,015,962       12.24%
                                                                       ==========       ======

PREFERRED
---------
Preferred         John W. Gandy, President, C.E.O. and Director            62,730        6.27%
Preferred         Chicora Beach Holiday**                                   4,355         .43%
Preferred         Wofford Capital***                                        1,687         .16%
Preferred         Gandy Associates^                                        31,250        3.12%
Preferred         Gandy Family Investments^^                               37,500        3.75%
Preferred         Ron Hendrix, C.F.O., Secretary                           83,410        8.34%
Preferred         Hendrix & Gandy*                                          1,055         .13%
Preferred         John Smith, Director                                     17,422        1.74%
Preferred         All Officers and Directors as a Group (3 Persons)       179,317       19.93%
                                                                       ----------       ------
Preferred         Total Beneficial Ownership                              239,409       23.94%
                                                                       ==========       ======

----------
(1) Applicable percentage of ownership is based on 49,139,950 shares of common stock and 1,000,000 shares of preferred stock, convertible into 300,000,000 shares of common stock, outstanding as of May 10, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible within 60 days of May 10, 2004 are deemed to be beneficially owned by the person holding such preferred shares for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

         In 2003, Altrimega has accounts payable totaling $69,500 to officers - directors, or their affiliate entitles for services rendered.

         During the first quarter of 2003, the Company issued 3,000,000 shares of common stock in satisfaction of accounts payable of $79,500 (including interest of $39,500).

         ACCOUNTS   RECEIVABLE  -  RELATED   PARTY.   The  Company  has  made  a
non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of December 31, 2003 totaled $62,560.

         ACCOUNTS  PAYABLE  -  RELATED   PARTIES.   As  of  December  31,  2003,
officers-directors,   and  their  controlled  entities  have  made  non-interest bearing, due on demand loans to the Company totaling $260,911.


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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)(1) FINANCIAL STATEMENTS. The audited financial statements for 2003 are attached to this report.

         (A)(2) EXHIBITS. The following exhibits are included as part of this report:

EXHIBIT NUMBER   TITLE OF DOCUMENT                                LOCATION
--------------   ----------------------------------------------   -------------------------------------------

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

32.1             Certification by Chief Executive Officer and     Provided herewith
                 Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002



         (b) REPORTS ON FORM 8-K. During the last quarter of the fiscal year ended December 31, 2003, the Company did not file any current reports on Form 8-K with the Commission. On April 14, 2004, the Company filed a Form 8-K reporting under Item 4 that the Company engaged L.L. Bradford & Company, LLC, as its independent auditors, replacing Seller & Andersen, L.L.C.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         Altrimega incurred the following principal accounting fees for the year ended December 31, 2003 and December 31, 2002.

         AUDIT FEES. [INSERT 2003.] The aggregate fees billed for professional services rendered was $10,000 for the audits of the Altrimega's annual financial statements for the fiscal years ended December 31, 2002, and the reviews of the financial statements included in Altrimega's annual and quarterly reports for those fiscal years.

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

May 13, 2004                           ALTRIMEGA HEALTH CORPORATION


                                       By: /s/ John Gandy
                                           ------------------------------------
                                           John Gandy,
                                           Chief Executive Officer and Director


                                       By: /s/ Ron Hendrix
                                           ------------------------------------
                                           Ron Hendrix,
                                           Chief Financial Officer, Principal
                                           Accounting Officer and Secretary

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

        (WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS THEREON)

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        PAGE NO.

Report of Independent Certified Public Accountants                          1

Consolidated financial statements

  Consolidated balance sheet                                                2

  Consolidated statements of operations                                     3

  Consolidated statement of stockholders' deficit                           4

  Consolidated statements of cash flows                                     5

  Notes to consolidated financial statements                                6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Altrimega Health Corporation and Subsidiary
Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheet of Altrimega Health Corporation and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended, for the period from July 3, 2002 (Date of Inception) through December 31, 2002 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation and Subsidiary as of December 31, 2003, and the results of its activities and cash flows for the year then ended, for the period from July 3, 2002 (Date of Inception) through December 31, 2002 (restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 5, subsequent to the issuance of the Company's December 31, 2002 financial statements and audited report thereon dated May 20, 2003, the Company became aware that those financial statements did not reflect account balances properly. In the original report, the auditor expressed an unqualified opinion on the December 31, 2002 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.


L.L. Bradford & Company, LLC
April 12, 2004
Las Vegas, Nevada

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                ASSETS
Current assets
  Cash                                                              $     1,739
  Properties held for development or sale                               659,515
  Prepaid expenses                                                        5,600
                                                                    -----------
    Total current assets                                                666,854

Other assets
  Accounts receivable - related party                                    62,560
  Deposits                                                               35,000
                                                                    -----------
    Total other assets                                                   97,560
                                                                    -----------

Total assets                                                        $   764,414
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Notes payable                                                     $   845,000
  Accounts payable - related parties                                    260,911
  Accounts payable                                                       36,086
                                                                    -----------
    Total current liabilities                                         1,141,997
                                                                    -----------

Total liabilities                                                     1,141,997

Commitments and contingencies                                                --

Minority interest                                                       (10,198)

Stockholders' deficit
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized, 0 shares issued and outstanding                           1,000
  Common stock; $0.001 par value; 50,000,000 shares
    authorized, 49,139,950 shares issued and outstanding                 49,140
Additional paid-in capital                                              381,560
Accumulated deficit                                                    (799,085)
                                                                    -----------
    Total stockholders' deficit                                        (367,385)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   764,414
                                                                    ===========


                 See Accompanying Notes to Financial Statements

                        ALTRIMEGA HEALTH CORPORATION AND
                                   SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Period from
                                                                   July 3, 2002
                                                                     (Date of
                                                                    inception)
                                                    For the           through
                                                   year ended      December 31,
                                                  December 31,         2002
                                                      2003          (RESTATED)
                                                  ------------     ------------
Revenue                                           $    904,918     $         --
Cost of revenue                                        861,757               --
                                                  ------------     ------------

Gross profit                                            43,161               --

Operating expenses
    Consulting and professional fees                    69,500          631,756
    General and administrative                          31,525           29,628
                                                  ------------     ------------

      Total operating expenses                         101,025          661,384
                                                  ------------     ------------

Loss from operations                                   (57,864)        (661,384)

Other income (expense)
    Interest expense                                   (88,038)          (8,020)
    Other income                                         6,023               --
                                                  ------------     ------------

Loss before minority interest                         (139,879)        (669,404)

Minority interest                                        7,057            3,141
                                                  ------------     ------------

Loss before provision for income taxes                (132,822)        (666,263)
Provision for income taxes                                  --               --
                                                  ------------     ------------

Net loss                                          $   (132,822)    $   (666,263)
                                                  ============     ============

Basic and diluted loss per common share           $      (0.00)    $      (0.06)
                                                  ============     ============
Basic and diluted weighted average
    common shares outstanding                       49,074,197       11,497,579
                                                  ============     ============


                 See Accompanying Notes to Financial Statements

                        ALTRIMEGA HEALTH CORPORATION AND
                                   SUBSIDIARY
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                     DEFICIT

                                     Preferred Stock               Common Stock            Additional                      Total
                                -------------------------   --------------------------      Paid-In      Accumulated   Stockholders'
                                   Shares        Amount       Shares          Amount        Capital        Deficit        Deficit
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at July 3, 2002
  (Inception)                            --   $        --            --    $        --    $        --    $        --    $        --

Issuance of common stock to
  founders for cash and
  founder services, $0.001               --            --     3,200,000          3,200             --             --          3,200

Issuance of common stock for
  acquisition of Altrimega
  Health Corporation, $0.001      1,000,000         1,000    37,319,700         37,320        (38,320)            --             --

Cancellation of shares                   --            --    (4,879,750)        (4,880)         4,880             --             --

Issuance of common stock for
  services, weighted average
  price of $0.03                         --            --    10,500,000         10,500        338,500             --        349,000

Net loss                                 --            --            --             --             --       (666,263)      (666,263)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2002      1,000,000         1,000    46,139,950         46,140        305,060       (666,263)      (314,063)
  (RESTATED)

Issuance of common stock in
  satisfaction of accounts
  payable (including interest
  of $39,500), $0.03                     --            --     3,000,000          3,000         76,500             --         79,500

Net loss                                 --            --            --             --             --       (132,822)      (132,822)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2003      1,000,000   $     1,000    49,139,950    $    49,140    $   381,560    $  (799,085)   $  (367,385)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


                 See Accompanying Notes to Financial Statements

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Period from
                                                                               July 3, 2002
                                                                                 (Date of
                                                                                inception)
                                                                                  through
                                                               Year Ended      December 31,
                                                              December 31,         2002
                                                                  2003          (RESTATED)
                                                              -----------      -----------
Cash flows from operating activities:
  Net loss                                                    $  (132,822)     $  (666,263)
  Adjustments to reconcile net loss to
   net cash provided (used) by operating activities:
     Issuance of common stock for services                         39,500          350,200
     Minority interest                                             (7,057)          (3,141)
  Changes in operating assets and liabilities
     Properties held for development or sale                      696,703       (1,356,218)
     Accounts receivable - related parties                        (62,560)              --
     Advance deposits                                                  --          (35,000)
     Prepaid commissions                                              800           (6,400)
     Accounts payable- related parties                             10,911          250,000
     Accounts payable                                               3,867           72,219
                                                              -----------      -----------
         Net cash provided (used) by operating activities         549,342       (1,394,603)

Cash flows from financing activities
  Proceeds from issuance of common stock for cash from                 --            2,000
   founders
     Proceeds from notes payable                                       --        1,439,656
     Payments on notes payable                                   (594,656)              --
                                                              -----------      -----------
         Net cash provided (used) by financing activities        (594,656)       1,441,656
                                                              -----------      -----------

Net change in cash                                                (45,314)          47,053

Beginning cash balance                                             47,053               --
                                                              -----------      -----------

Ending cash balance                                           $     1,739      $    47,053
                                                              ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                               $        --      $        --
                                                              ===========      ===========

     Cash paid for interest                                   $    45,717      $        --
                                                              ===========      ===========


                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Altrimega Health Corporation (hereinafter referred to as the "Company") was incorporated on July 3, 2002 under the laws of the state of South Carolina. The business purpose of the Company is the development and sale of residential real estate by the acquisition of a real estate development company.

History - Altrimega Health Corporation (AHC) was incorporated under the state of Nevada on September 8, 1998 with the name of Mega International Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The terms of the preferred includes conversion rights, at the option of the stockholder of 300 shares of common stock for each share of preferred stock. On June 23, 1999 the name was changed to Altrimega Health Corporation. AHC was organized for the purpose of marketing nutritional products and during the year 2000 became inactive.

On August 15, 2002, AHC consummated an agreement to acquire all of the outstanding capital stock of Creative Holdings, Inc., in exchange for 20,000,000 shares of the Company's common stock and 1,000,000 shares of the Company's preferred stock ("AHC Transaction"). Prior to the AHC Transaction, AHC was a non-operating public shell company with no operations, nominal assets and 22,020,000 shares of common stock issued and outstanding; and Creative Holdings, Inc. was a real estate development company. The AHC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the AHC Transaction is equivalent to the issuance of stock by Creative Holdings, Inc. for the net monetary assets of a non-operational public shell company (AHC), accompanied by a recapitalization. AHC issued 18,499,700 shares of its common stock for all of the issued and outstanding common stock of Creative Holdings, Inc. and another 1,500,300 shares will be issued subsequent to an increase in the authorized common stock pursuant to an amendment to the certificate of incorporation. A recipient of approximately 5,000,000 shares of the common stock returned 4,879,750 shares to the Company, which were cancelled accordingly.

The accounting for the AHC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.

During November 2002, the Company acquired 80% of Sea Garden Funding, LLC by the assumption of certain liabilities. Sea Garden Funding, LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate. (See Note 2)

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $133,000 for the year ended December 31, 2003, with an accumulated loss from inception of approximately $799,000. The Company's current liabilities exceed its current assets by approximately $475,000 as of December 31, 2003.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management's plan, in this regard, is to develop and sale real estate in order to provide additional working capital for its future planned activity and to service its debt, which will enable the Company to operate for the coming year.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $6,790 and $- for the year ended December 31, 2003 and for the period from July 3, 2002 (Date of Inception) through December 31, 2002, respectively.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings
(loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31 2003, the Company has available net operating loss carryovers of approximately $800,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Accounting methods - The Company recognizes income and expenses based on the accrual method of accounting.

Sales of property - Gains from sales of operating properties and revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and any subsequent involvement by the Company with the properties sold are met. Gains or revenues relating to transactions which do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions under terms in which the Company is required to perform additional services and incur significant costs after title has passed, revenues and costs of sales are recognized proportionately on a percentage of completion basis. Deposits received prior to closing are recorded as a liability until the consummation of the sale at which time such amounts are generally applied toward the purchase price.

Cost of land sales is  generally  determined  as a specific  percentage  of land sales revenues recognized for each land development project. The cost percentages used are based on estimates of development costs and sales revenues to completion of each project and are revised periodically for changes in estimates or development plans. The specific identification method is used to determine cost of sales of certain parcels of land.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Properties - Properties under development are carried at cost reduced for impairment losses, where appropriate. Properties held for sale are carried at cost reduced for valuation allowances, where appropriate. Acquisition, development and construction costs of properties in development and land development projects are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs. The pre-construction development (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility, and complete other initial tasks, which are essential to development. Provisions are made for potentially unsuccessful preconstruction efforts by charges to operations.

Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Generally, revenues and expenses related to property interests acquired with the intention to resell are not recognized.

Dividend policy - The Company has not adopted a policy regarding payment of dividends.

Comprehensive loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which uses the Management approach to determine reportable segments. The Company operates under one segment.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the year ended December 31, 2003 and the period from July 3, 2002 (Inception) through December 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncements (continued) - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   BUSINESS COMBINATIONS AND ACQUISITIONS

Sea Garden Funding, LLC - In November 2001, the Company acquired 80% of Sea Garden Funding, LLC (a South Carolina Limited Liability Company) in exchange for the assumption of certain liabilities. The Company will account for its 80% ownership interest in Sea Garden Funding, LLC using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward. The Company acquired the project from Sea Garden, LLC on October 21, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Tom Roe, an individual, of Myrtle Beach, South Carolina. The acquisition was made by exercising an option that Creative Holdings, Inc., held on the parcel. The option was not valued as no consideration was given by Creative Holdings to hold the option. The real property held by Sea Garden, LLC was acquired prior to Creative's acquisition of Sea Garden Funding, LLC.

In accordance with APB No. 16, all identifiable assets were assigned a portion of the cost of the acquired company (purchase price) on the basis of their respective fair values. Intangible assets were identified and valued by considering the Company's intended use of the acquired assets and analysis of data concerning products, technologies, markets, historical performance, and underlying assumptions of future performance. The economic environments in which the Company and the acquired company operate were also considered in the valuation analysis.

3.   NOTES PAYABLE

As of December 31, 2003, the Company has two notes payable totaling $445,000 and $400,000. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2003), and maturity during March and February 2004, respectively.

4.   RELATED PARTY TRANSACTIONS

Accounts receivable - related party - The Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of December 31, 2003 totaled $62,560.

Accounts payable - related parties - As of December 31, 2003, officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares, and have made non-interest bearing, due on demand loans to the Company totaling $260,911.

Executive employment agreement - During 2003 the Company entered into an employment agreement with an officer, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year.

5.   STOCKHOLDERS' DEFICIT

During 2002, the Company issued 10,500,000 shares of common stock at a weighted average fair value of approximately $0.03 per share for services.

During 2002, the Company issued 18,499,700 shares of the Company's common stock in consideration of the AHC Transaction, as discussed in Note 1. A recipient of approximately 5,000,000 shares of the common stock returned 4,879,750 shares to the Company which were cancelled accordingly.

During the first quarter of 2003, the Company issued 3,000,000 shares of common stock in satisfaction of accounts payable of $79,500 (including interest of $39,500).

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the period from July 3, 2002 (date of inception) through December 31, 2002. Properly accounting of these items in the revised financial statements has the following effect:

                                                                                  Period from
                                                                 Period from     July 3, 2002
                                                                July 3, 2002       (Date of
                                                                  (Date of        inception)
                                                                 inception)         Through
                                                                   Through       December 31,       RESTATED
                                                                December 31,         2002           Increase
                                                                    2002          (RESTATED)       (Decrease)
                                                                ------------     ------------     ------------
Revenue                                                         $         --     $         --     $         --
Operating expenses                                                   497,648          661,384          163,736
                                                                ------------     ------------     ------------
Loss from operations                                                (497,648)        (661,384)        (163,736)
Other expense                                                             --            8,020            8,020
                                                                ------------     ------------     ------------
Loss before minority interest                                       (497,648)        (669,404)        (171,756)
Minority interest                                                      3,141            3,141               --
                                                                ------------     ------------     ------------
Loss before provision for income taxes                              (494,507)        (666,263)        (171,756)
Provision for income taxes                                                --               --               --
                                                                ------------     ------------     ------------
Net loss                                                            (494,507)        (666,263)        (171,756)
                                                                ============     ============     ============
Basic and diluted loss per common share                         $      (0.01)    $      (0.06)    $      (0.05)
                                                                ============     ============     ============
Basic and diluted weighted average common shares outstanding      41,807,000       11,497,579      (30,309,421)
                                                                ============     ============     ============


For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the AHC Transaction, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002.

7.   COMMITMENTS AND CONTINGENCIES

Leased facility - The Company pays $600 per month to lease a townhouse unit for its model on a non-cancelable lease which expired in April 2004. The owner of the unit agreed to a three-month extension of the lease for $2,400. The lease agreement is with an unrelated couple from North Carolina, who intends to occupy the unit for vacation use when the lease expires. The Company will then have a unit in one of its other buildings currently under construction for use as a model.