Form 10QSB
period 2004-03-31
ALTRIMEGA HEALTH CORP
filed 2004-06-02
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NUMBER 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          ALTRIMEGA HEALTH CORPORATION
               (Exact name of registrant as specified in charter)

            NEVADA                                           87-0631750
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
   incorporation or organization)


    4702 OLEANDER DRIVE, SUITE 200,
         MYRTLE BEACH, SC                                      29577
----------------------------------------                      --------
(Address of principal executive offices)                       (Zip)

      Issuer's telephone number, including area code (843) 497-7028 Securities registered pursuant to section 12 (b) of the Act:

   Title of each class                Name of each exchange on which registered
        NONE                                             NONE

Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

      As of May 21, 2004, the Company had 49,139,950 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).

                          Yes   |_|     No   |X|

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

ITEM 1.  FINANCIAL STATEMENTS

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
    Cash                                                                $    16,392
    Properties held for development or sale                                 728,212
    Prepaid expenses                                                          5,600
                                                                        -----------
        Total Current Assets                                                750,204

OTHER ASSETS

    Deposits                                                                 35,000
    Accts receivable-related party                                           58,560
                                                                        -----------
        TOTAL ASSETS                                                    $   843,764
                                                                        ===========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Notes payable - secured by residential units for sale               $   909,752
    Accounts payable - related parties                                      266,911
    Accounts payable                                                         79,511
                                                                        -----------
        Total Current Liabilities                                         1,256,174
                                                                        -----------
MINORITY INTEREST DEFICIENCY                                                (14,391)

STOCKHOLDERS'  DEFICIENCY

    Preferred stock 10,000,000 shares authorized at $0.001 par value;
        1,000,000 shares issued and outstanding                               1,000
    Common stock 50,000,000 shares authorized at $0.001 par value;
        49,139,950 shares issued and outstanding                             49,140
    Additional paid in capital                                              381,560
    Accumulated deficit                                                    (829,719)
                                                                        -----------
        Total Stockholders' Deficit                                        (398,019)
                                                                        -----------
        TOTAL LIABILITIES & STOCKHOLDERS DEFICIT                        $   843,764
                                                                        ===========


The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                       Mar 31,         Mar 31,
                                                        2004            2003
                                                                     (Restated)
                                                    ------------    ------------
REVENUE                                             $         --    $    181,979

COST OF REVENUE                                               --         154,609
                                                    ------------    ------------
    Gross Profit                                              --          27,370
                                                    ------------    ------------
OPERATING EXPENSES
    Consultants                                               --          24,500
    Administrative                                        26,322           4,124
                                                    ------------    ------------
        TOTAL OPERATING EXPENSES                          26,322          28,624
                                                    ------------    ------------
        INCOME (LOSS) FROM OPERATIONS                     26,322          (1,254)

OTHER INCOME (EXPENSE)
    Interest Expense                                     (11,655)             --
    Other Income                                           3,150              --

        TOTAL OTHER INCOME (EXPENSE)                      (8,505)             --
                                                    ------------    ------------
LOSS before minority interest                            (34,827)         (1,254)
MINORITY INTEREST                                          4,193          (5,935)
                                                    ------------    ------------
NET LOSS                                            $    (30,634)         (7,189)
                                                    ============    ============
NET LOSS PER COMMON SHARE
    Basic and diluted                               $      (0.00)   $      (0.00)
                                                    ------------    ------------
AVERAGE  OUTSTANDING SHARES - (stated in 1,000's)
    Basic and diluted                                     49,140          48,873
                                                    ------------    ------------


The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                               Mar 31,         Mar 31,
                                                                                                 2004           2003
                                                                                                             (Restated)
                                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                                                $    (30,634)   $     (7,189)

    Adjustments to reconcile net loss to net cash provided (used) by operating activities

    Changes in

        Properties held for development or sale                                                  (68,697)        107,257
        Accts receivable-related party                                                             4,000              --
        Advance deposits                                                                              --          (4,441)
        Accts payable-related                                                                      6,000           5,000
        Accts payable                                                                             43,425          59,500
        Minority interest                                                                         (4,193)          5,935
                                                                                            ------------    ------------
           Net Cash provided (used) by operating activities                                      (50,099)        166,062

CASH FLOWS FROM INVESTING ACTIVITIES                                                                  --              --

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable                                                                  139,752              --
    Payments on notes payable                                                                    (75,000)        (78,270)
                                                                                            ------------    ------------
    Net cash provided by financing activities                                                     64,752          78,270
                                                                                            ------------    ------------
    Net Increase in Cash                                                                          14,653          87,792

    Cash at Beginning of Period                                                                    1,739          47,053
                                                                                            ------------    ------------
    Cash at End of Period                                                                   $     16,392    $    134,845
                                                                                            ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for income taxes                                                             $     11,655    $         --
                                                                                            ============    ============
     Cash paid for interest                                                                 $         --    $         --
                                                                                            ============    ============


The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Altrimega Health Corporation and Subsidiary (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, and cash flows of Altrimega Health Corporation and Subsidiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly financial position of the company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.The accounting for the AHC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.

During November 2002, the Company acquired 80% of Sea Garden Funding, LLC by the assumption of certain liabilities. Sea Garden Funding, LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate. (See Note 2)

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $133,000 for the year ended December 31, 2003, with an accumulated loss from inception of approximately $799,000. The Company's current liabilities exceed its current assets by approximately $475,000 as of December 31, 2003. The Company had a net loss of $30,634 for the three months ended March 31, 2004 and an accumulated deficit of $829,719 at March 31, 2004. The Company's current liabilities exceeded its current assets by $505,970 at March 31, 2004.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION (CONTINUED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification-Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on the loss.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred.
Advertising expenses was $6,790 and $- for the year ended December 31, 2003. Advertising expenses for the three months ended March 31, 2004 was $800.

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

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTINGPOLICIES (CONTINUED)

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the three months ended March 31, 2004, for the year ended December 31, 2003 and the period from July 3, 2002 (Inception) through December 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

measurement of an asset retirement obligation and its associated asset cost. Its retirement also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the three months ended March 31, 2004 or the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the three months ended March 31, 2004 or the years ended December 31, 2003 and 2002.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.  BUSINESS COMBINATIONS AND ACQUISITIONS

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

4.  NOTES PAYABLE

As of March 31, 2004, the Company has two notes payable with outstanding balances of $370,000 and $400,000. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2003), and maturity in March 2005 and December 2004, respectively.

During March 2004, the Company entered into a Prommissory Note with the ability to draw funds up to $360,000. The outstanding balances are secure by real estate, payable in monthly installments of interest only at the greater of the prime lending rate plus 0.1% or 6.75%, and maturity in December 2004. As of March 31, 2004, the Company has drawn $139,752 on the Promissory Note.

5.  RELATED PARTY TRANSACTIONS

Accounts receivable - related party - The Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of March 31, 2004 totaled $58,560.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

5.   RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts payable-related parties - As of March 31, 2004, officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares, and have made non-interest bearing, due on demand loans to the Company totaling $266,911.

Executive employment agreement - During 2003 the Company entered into an employment agreement with an officer, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year.

6. RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the period from July 3, 2002 (date of inception) through December 31, 2002. The change in the statement of operations primarily related to the accounting of stock based compensation and the AHC Transaction, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002.

Additionally, the issuance of the financial statements as of and for the period ended March 31, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.



7.   STOCKHOLDERS' DEFICIT

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

8.   COMMITMENTS AND CONTINGENCIES

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

9. SUBSEQUENT ENEVTS

During April 2004, the Company entered into a Promissory Note with the ability to draw funds up to $360,000. The outstanding balances are secured by real estate, payable in monthly installments of interest only at the greater of the prime lending rate plus 0.1% or 6.75%, and maturity in December 2004. During April and May 2004, the Company has drawn $150,135 on the Promissory Note.

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

GOING CONCERN

                  As reflected in Altrimega's financial statements for the three months ended March 31, 2004, Altrimega's accumulated deficit of $829,719 and its working capital deficiency of $505,970 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for March 31, 2004 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

PRINCIPALS OF CONSOLIDATION

                  The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to December 31, 2002.

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2004, COMPARED TO THE PERIOD ENDED MARCH 31, 2003

                  REVENUES

                  Revenue for the period ended March 31, 2004, was $0.00, a decrease of $181,979, as compared to $181,979 in revenues for the period ended March 31, 2003. The decrease in revenues in 2004 was attributable to no sales of units at the Sea Garden project in the first quarter, where the Company sold 2 units in 2003. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

                  COST OF REVENUE. There was no cost of revenue for the period ended March 31, 2004, as there were no construction revenues.

                  GROSS PROFIT. There was no gross profit for the period ended March 31, 2004. The gross profit relates to the sale of units at the Sea Garden project.

                  OPERATING EXPENSES. Operating expenses for the period ended March 31, 2004, were $26,322, as compared to $28,624, for the period ended March 31, 2003. Operating expenses in 2004 consisted of $26,322 in general and administrative expenses. The decrease of $2,302 from 2003 to 2004 was attributable to a decrease in consulting and professional fees, which equaled $24,500 in the period ended March 31, 2003. this decrease was offset by an increase of $22,198 to administrative expense.

                  OTHER INCOME (EXPENSE). Other income (expense) for the period ended March 31, 2004, was a net expense of $8,505, an increase of $8,505, as compared to a net expense of $0 for the period ended March 31, 2003. The increase in other expense in 2004 was primarily attributable to $11,655 in interest expense from loans used in the construction of two buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

                  NET LOSS. Altrimega had a net loss of $30,634 for the period ended March 31, 2004, as compared to a net loss of $7,189 for the period ended March 31, 2003. The increase of $17,403 was mostly attributable to no revenues being recognized in the period.

LIQUIDITY AND CAPITAL RESOURCES

                  Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $30,634 and $17,403 for the periods ended March 31, 2004 and March 31, 2003, respectively, and has an accumulated deficit of $829,719 at March 31, 2004. As of March 31, 2004, we had total assets of $843,764 and total liabilities of $1,256,174, a difference of $412,410. Additionally, our current assets were $750,204 and our current liabilities were $1,256,174, creating a working capital deficit of $505,970. The majority of the assets, $728,212, consist of building sites contained within the Sea Garden town home community.

                  Consequently, the majority of our liabilities, $909,752, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $266,911 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

                  We had limited operations and revenues during the period ended March 31, 2004. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

                  For the three months ended March 31, 2004, the Company used net cash in operations of $50,099, no cash for investing activities and had $64,752 in cash provided by financing activities.

                  During March 2004, the Company entered into a Prommissory Note with the ability to draw funds up to $360,000. The outstanding balances are secure by real estate, payable in monthly installments of interest only at the greater of the prime lending rate plus 0.1% or 6.75%, and maturity in December 2004. As of March 31, 2004, the Company has drawn $139,752 on the Promissory Note.

                  During April 2004, the Company entered into a Promissory Note with the ability to draw funds up to $360,000. The outstanding balances are secured by real estate, payable in monthly installments of interest only at the greater of the prime lending rate plus 0.1% or 6.75%, and maturity in December 2004. During April and May 2004, the Company has drawn $150,135 on the Promissory Note.

                  During April 2004, the Company entered into a second Promissory Note with the ability to draw funds up to $360,000. The outstanding balances are secured by real estate, payable in monthly installments of interest only at the prime lending rate plus 0.1%, and maturity in April 2005. During April and May 2004, the Company has drawn $137,928 on the Promissory Note.

                  During April 2004, the Company paid an additional $150,000 in principal on a note payable.

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

                  Altrimega is at present meeting its current obligations from its monthly cash flows, which during 2003, and to date in 2004 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations. There can be no assurances that Altrimega will be able to raise sufficient additional capital in the future.

                  We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega currently has approximately $16,000 in cash and cash equivalents as of March 31, 2004 and has $22,100 in cash as of May 21, 2004.

PLAN OF OPERATION

                  The Company derives its revenue from the sale of developed or undeveloped real estate parcels. At present, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina These Town Homes sell in the $95,000 to $105,000 range per Town Home unit. The Company owns the building sites for an additional 49 units and is under construction on 15 units. These units have been pre-sold and construction is set to begin on another 10 units in June, 2004.

                  It is important for the Company to raise capital funds through the sale of its common stock in order to provide funding for additional projects. The projected revenues and subsequent net earnings from the Sea Garden project are not adequate to cover the Company's annual operating costs on an ongoing basis.

                  Altrimega intends to strive to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. For the last three years, Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, the county will have a permanent population of 500,000. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

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

                  Management has implemented this plan to attempt to overcome the Company's serious going concern conditions. The first step is to reduce operating costs. To this end the Company's President and Chief Executive Officer, John Gandy, has assumed almost all of the Company's functions from sales and marketing, locating and evaluating new real estate projects, most accounting functions, shareholder relations and general administrative functions. Mr. Gandy has foregone any compensation for the last half of 2003, and has committed to continue with no compensation through at least the first six months of 2004. The Company's Chief Financial Officer is receiving no compensation. The Company anticipates reduced consulting expense in the next fiscal year. Only one consultant is on hand for additional help in evaluating projects and working with the accounting and reporting functions of the Company. Administrative expenses, including mostly legal and accounting charges, will constitute the largest expense items for the year. The Company has made arrangements with these outside professionals to work more efficiently with them to help reduce the overall costs associated with these services.

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

                  (B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

                  In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31,2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  None.

ITEM 2.  CHANGES IN SECURITIES

                  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.  SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.  OTHER INFORMATION

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (A) EXHIBITS:

EXHIBIT NUMBER           TITLE OF DOCUMENT                                      LOCATION
--------------           -----------------                                      --------
31.1                     Certification by Chief Executive Officer pursuant      Provided herewith
                         to 15 U.S.C. Section 7241, as adopted pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                     Certification by Chief Financial Officer pursuant to   Provided herewith
                         15 U.S.C. Section 7241, as adopted pursuant
                         to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                     Certification by Chief Executive Officer pursuant to   Provided herewith
                         18 U.S.C. Section 1350, as adopted pursuant
                         to Section 906 of the Sarbanes-Oxley Act of 2002


                  (B) REPORTS ON FORM 8-K:

                  During the three months ended March 31, 2004, the Company did not file any current reports on Form 8-K with the Commission. On April 14, 2004, the Company filed a Form 8-K reporting under Item 4 that the Company engaged L.L. Bradford & Company, LLC, as its independent auditors, replacing Seller & Andersen, L.L.C.

                                   SIGNATURES


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUNE 2, 2004                         ALTRIMEGA HEALTH CORPORATION

                                     By:  /s/ John Gandy
                                          --------------------------------------
                                          John Gandy,
                                          Chief Executive Officer and
                                          Director

                                     By:  /s/ Ron Hendrix
                                          --------------------------------------
                                          Ron Hendrix,
                                          Chief Financial Officer and
                                          Secretary