Form 10KSB/A
period 2002-12-31
ALTRIMEGA HEALTH CORP
filed 2004-08-06
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 Commission File Number 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________TO ________________

                          ALTRIMEGA HEALTH CORPORATION
               (Exact name of registrant as specified in charter)

                NEVADA                                    87-0631750
                ------                                    ----------
    (State or other jurisdiction of                (I.R.S. Employer I.D. No.)
     incorporation or organization)

         4702 OLEANDER DRIVE, SUITE 200,
                MYRTLE BEACH, SC                            29577
                ----------------                            -----
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

(1)     Yes |X|     No |_|               (2)    Yes |X|     No |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                TABLE OF CONTENTS


PART I.......................................................................  1
   FORWARD-LOOKING STATEMENTS................................................  1
   ITEM 1.  DESCRIPTION OF BUSINESS..........................................  1
   ITEM 2.  DESCRIPTION OF PROPERTIES........................................  5
   ITEM 3.  LEGAL PROCEEDINGS................................................  5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............  6
PART II......................................................................  7
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........  8
   ITEM 7.  FINANCIAL STATEMENTS............................................. 13
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE............................. 13
   ITEM 8A. CONTROLS AND PROCEDURES.......................................... 13
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT...... 14
   ITEM 10. EXECUTIVE COMPENSATION........................................... 15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS...... 15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 18
PART IV...................................................................... 19
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................. 19
   ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES........................... 19
SIGNATURES................................................................... 20
EXHIBIT 31.1.................................................................  1
EXHIBIT 31.2.................................................................  1
EXHIBIT 32.1.................................................................  1
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

      The following are projects the Company is either involved in, has pursued in the past, or pursuing:

      SEA GARDEN TOWN HOMES

      The Company's first real estate project is the Sea Garden Town Home Community in North Myrtle Beach, South Carolina. The Company is developing this project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Maxine Roe, an individual, of Myrtle Beach, South Carolina.

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

      ALTRIMEGA  HAS  HISTORICALLY  LOST MONEY AND LOSSES  MAY  CONTINUE  IN THE
      FUTURE

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the period from July 3, 2002 (date of inception) through December 31, 2002, we lost $666,263 and we had no revenues for fiscal year 2002. Our accumulated deficit was $666,263 as at the end of December 31, 2002. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue real estate projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

      WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FOR DECEMBER 31, 2002 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the period from July 3, 2002 (date of inception) through December 31, 2002, which states that the financial statements raise substantial doubt as to Altrimega' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2002. However, the Exchange Agreement with Creative Holdings, Inc. requires us to obtain, through a majority written consent of our stockholders, approval of an increased capitalization to 2 billion shares and name change.

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

                        PERIOD ENDED DECEMBER 31, 2001      HIGH BID    LOW BID
                        First Quarter                        $14.00     $ 2.00
                        Second Quarter                       $ 5.00     $ 0.52
                        Third Quarter                        $ 2.08     $ 0.46
                        Fourth Quarter                       $ 0.69     $ 0.12

                        PERIOD ENDED DECEMBER 31, 2002      HIGH BID    LOW BID
                        First Quarter                        $0.210     $0.030
                        Second Quarter                       $0.080     $0.020
                        Third Quarter                        $0.080     $0.020
                        Fourth Quarter                       $0.053     $0.020

                        PERIOD ENDED MARCH 31, 2003         HIGH BID    LOW BID
                        First Quarter                         $.025     $0.003

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

      CHANGES IN SECURITIES

      From July 3, 2002 (date of inception) through December 31, 2002, Altrimega issued the following unregistered securities:

      As a result of the share exchange agreement with Creative Holdings, Altrimega issued the former stockholders of Creative Holdings 13,619,950 (net of 4,879,750 shares subsequently cancelled) shares of common stock and 1,000,000 shares of series A convertible preferred stock.

      The Company issued 10,500,000 for services of $349,000 to Earl Ingarfield, an unaffiliated party in 2002.

      The Company issued 3,200,000 for cash and services at $0.001 per share to the Company's founders in 2002.

      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2002.


                                                                                                     NUMBER OF SECURITIES
                                                           NUMBER SECURITIES                         REMAINING AVAILABLE
                                                           TO BE ISSUED UPON     WEIGHTED-AVERAGE    FOR FUTURE ISSUANCE
                                                              EXERCISE OF        EXERCISE PRICE OF       UNDER EQUITY
                                                              OUTSTANDING           OUTSTANDING       COMPENSATION PLANS
                                                           OPTIONS, WARRANTS     OPTIONS, WARRANTS  (EXCLUDING SECURITIES
                                                               AND RIGHTS           AND RIGHTS       REFLECTED IN COLUMN (A))
                                                                  (A)                  (B)                     (C)
                                                           -----------------     -----------------   ------------------------

Equity compensation plans approved by security holders          0                       --                      0

Equity compensation plans not approved by security holders      0                       --                      0

TOTAL                                                           0                       --                      0


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

      GOING CONCERN

      As reflected in Altrimega's financial statements for the period from July 3, 2002 (date of inception) through December 31, 2002, Altrimega's accumulated deficit of $666,263 and its working capital deficiency of $352,204 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for December 31, 2002 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

      For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the share exchange agreement between Altrimega and Creative Holdings, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002. This amended Form 10-KSB for fiscal year ended December 31, 2002 reflects this reinstatement.

      RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

      REVENUES. There was no revenue for the period from July 3, 2002 (date of inception) through December 31, 2002. We anticipate revenues for the fiscal year ending 2003 to consist mainly or completely of the sale of units at the Sea Garden Project.

      COST OF REVENUE. Cost of revenue for the period from July 3, 2002 (date of inception) through December 31, 2002, was $-0-. Any costs of revenue would relate to construction and other costs of units at the Sea Garden project.

      GROSS PROFIT. Gross profit for the period from July 3, 2002 (date of inception) through December 31, 2002, was $-0-.

      OPERATING EXPENSES. Operating expenses for the period from July 3, 2002 (date of inception) through December 31, 2002, were $661,384. Operating expenses in 2002 consisted of $631,756 in consulting and professional fees and $29,268 in general and administrative expenses. The large amount for consulting fees in 2002 was attributable to the use of a variety of consultants to help launch the Company's new operations in 2002. An analysis of the majority of consulting fees is as follows: John Gandy, for executive services including serving as the Chairman of the Company's Board of Directors and President and Chief Executive Officer for the Company - $125,000. Lone Star Consulting Services for preparing and reviewing accounting reports and review of public filings - $125,000. Capital Research for services including preparation and distribution of Company approved press releases and the development of content for corporate web-sites.
- $105,000. Earl Ingarfield for services including services relating to locating and evaluating potential new properties for the Company - $210,000.

      OTHER INCOME (EXPENSE). Other income (expense) for the period from July 3, 2002 (date of inception) through December 31, 2002, was a net expense of $8,020. The other expense is interest expense attributable to loans used in the construction of two buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

      NET LOSS. Altrimega had a net loss of $666,263 for the period from July 3, 2002 (date of inception) through December 31, 2002.

      LIQUIDITY AND CAPITAL RESOURCES

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss $666,263 for the period from July 3, 2002 (date of inception) through December 31, 2002 and has an accumulated deficit of $666,263 at December 31, 2002. As of December 31, 2002, we had assets of $1,444,671 and liabilities of $1,761,875, a difference of $317,204. Additionally, our current assets were $1,409,671 and our current liabilities were $1,761,875, creating a working capital deficit of $352,204. The majority of the assets, $1,356,218 consist of building sites contained within the Sea Garden town home community. Consequently, the majority of our liabilities, $1,439,656 are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $250,000 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had limited operations and no revenues during the period from July 3, 2002 (date of inception) through December 31, 2002. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2003 did these short term loans exceed $50,000.

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

      Altrimega is at present meeting its current obligations from its monthly cash flows, which during 2002, has included investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not have internally generated cash sufficient to pay all of its accrued expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations. There can be no assurances that Altrimega will be able to raise sufficient additional capital in the future.

      Cash used by operating activities for the period from July 3, 2002 (date of inception) through December 31, 2002, was $1,394,603. This item consisted mainly of the acquisition of properties held for development or sale of $1,356,218 and the issuance of stock for consulting services of $350,200.

      Cash provided by financing activities was $1,441,656 in the period ended December 31, 2002. This item was mainly due to proceeds from mortgages on properties held for development and sale of $1,439,656.

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega had approximately $30,000 in cash and cash equivalents as of May 10, 2004.

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

      Altrimega's business strategy includes a focus on interval ownership properties, also known as time-share properties that cater to this major tourism industry. As well, we intend to develop projects in the medium price ranges for the areas permanent service industry population.

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

      In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct some of its prior filings with the Securities and Exchange Commission. Management is in the process of correcting its prior 1934 Securities Act filings, including this annual report of the 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

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

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2001 and 2002.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the year ended December 31, 2002.

ITEM 7.  FINANCIAL STATEMENTS

      The consolidated financial statements of Altrimega required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      To the Company's knowledge, the Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure. The Company had difficulty contacting its former accountants, Sellers & Anderson, L.L.C., and ultimately on March 29, 2004, Altrimega changed its accountants to L.L. Bradford, LLC. The Company filed a corresponding Form 8-K on April 14, 2004.

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

      (B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2002, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      GENERAL

      The following table sets forth certain information regarding the current directors and executive officers of the Company:

                              POSITION(S)
NAME                  AGE     WITH THE COMPANY                 DIRECTOR SINCE
John W.  Gandy         50     President, C.E.O. and Director   September 2002
Ron Hendrix            59     Secretary and Director           December 2002
John Smith III         42     Director                         December 2002

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

      CODE OF ETHICS

      On May 10, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to Altrimega's Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

      CASH COMPENSATION

      There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended December 31, 2003 and 2002.

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


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (COMMON)

                                                                                      AMOUNT AND NATURE
                                           NAME AND ADDRESS                             OF BENEFICIAL       PERCENTAGE OF
TITLE OF CLASS                             BENEFICIAL OWNER                              OWNERSHIP(1)         CLASS(2)
---------------------------------------------------------------------------------------------------------------------------
Common                                     Rio Investment Group, LLC (4)                  6,200,000             13.43%
                                           25 Greystone Manor
                                           Lewes, Delaware 19958

Common                                     Quickstep, LLC (6)                             4,879,750             10.57%
                                           2033 Main Street
                                           Sarasota, FL 34231
---------------------------------------------------------------------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS (PREFERRED)

                                                                                      AMOUNT AND NATURE
                                            NAME AND ADDRESS                            OF BENEFICIAL       PERCENTAGE OF
TITLE OF CLASS                              BENEFICIAL OWNER                             OWNERSHIP(1)         CLASS(2)
---------------------------------------------------------------------------------------------------------------------------
Preferred                                   Great West, LLC (5)                                  250,647             25.06%
                                            1960 Stickney Point Road
                                            Sarasota, FL 34231

Preferred                                   Quickstep, LLC (6)                                   250,647             25.06%
                                            2033 Main Street
                                            Sarasota, FL 34231
---------------------------------------------------------------------------------------------------------------------------



         SECURITY OWNERSHIP OF MANAGEMENT OF ALTRIMEGA (COMMON)

                                                                                      AMOUNT AND NATURE
                                            NAME AND POSITION                           OF BENEFICIAL       PERCENTAGE OF
TITLE OF CLASS                              OF OFFICER AND/OR DIRECTOR                   OWNERSHIP(1)         CLASS(2)
---------------------------------------------------------------------------------------------------------------------------
COMMON
----------
Common                                      John W. Gandy, President, C.E.O. and Director  2,554,750              5.19%
Common                                      Chicora Beach Holiday**                           14,825              0.02%
Common                                      Wofford Capital***                                33,737              0.05%
Common                                      Gandy Associates^                                625,000              1.28%
Common                                      Gandy Family Investments^^                       750,000              1.54%
Common                                      Ron Hendrix, C.F.O., Secretary                 1,668,250              3.41%
Common                                      Hendrix & Gandy*                                  21,000              0.03%
Common                                      John Smith III, Director                         348,400              0.72%
                                                                                           ---------           -------
Common                                      All Officers and Directors as a Group
                                            (3 Persons)                                    4,840,962              9.85%
Common                                      Total Beneficial Ownership                     6,015,962             12.24%
                                                                                           ---------           -------
PREFERRED
----------
Preferred                                   John W. Gandy, President, C.E.O. and Director     62,730              6.27%
Preferred                                   Chicora Beach Holiday**                            4,355               .43%
Preferred                                   Wofford Capital***                                 1,687               .16%
Preferred                                   Gandy Associates^                                 31,250              3.12%
Preferred                                   Gandy Family Investments^^                        37,500              3.75%
Preferred                                   Ron Hendrix, C.F.O., Secretary                    83,410              8.34%
Preferred                                   Hendrix & Gandy*                                   1,055               .13%
Preferred                                   John Smith, Director                              17,422              1.74%
Preferred                                   All Officers and Directors as a Group
                                            (3 Persons)                                      179,317             19.93%
                                                                                           ---------           -------
Preferred                                   Total Beneficial Ownership                       239,409             23.94%
                                                                                           =========           =======
============================================================================================================================


(1) Applicable percentage of ownership is based on 49,139,950 shares of common stock and 1,000,000 shares of preferred stock, convertible into 300,000,000 shares of common stock, outstanding as of May 10, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible within 60 days of May 10, 2004 are deemed to be beneficially owned by the person holding such preferred shares for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) The percentage calculation has been rounded to the nearest one-hundredth of a percent.
(3) Ownership percentage based on officers and directors' percentage ownership of entity, as set forth below.
(4) To the Company's knowledge, Walter Lynch has investment control over Rio Tnvestment Corp, LLC.
(5) To the Company's knowledge, Marcella M. Mica has investment control over Great West, LLC.
(6) To the Company's knowledge, Troy J. Myers has investment control over Quickstep, LLC.
*     Hendrix & Gandy is owned 50% by John W. Gandy and 50% by Ron Hendrix.
**    Chicora Beach Holiday is owned 25% by John W. Gandy.
***   Wofford Capital is owned 16.66% by John W. Gandy.
^     Gandy Associates is owned 50% by John W. Gandy.
^^    Gandy Family Investments is owned 30% by John W. Gandy.



The Shares of Preferred Stock identified above are not convertible into shares at this time because the Company does not have a sufficient amount of authorized common stock.

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

      ACCOUNTS PAYABLE - RELATED PARTIES. As of December 31, 2002 officers-directors, and their controlled entities have made non-interest bearing, due on demand loans to the Company totaling $255,000. Of these totals, $125,000 is due to John Gandy under the terms of his employment agreement;
$125,000 is owed to Lone Star Consulting under the terms of a consulting agreement for financial and accounting services, and the balance is from cash loans made by John Gandy to the Company.

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

      (A)(2) EXHIBITS. The following exhibits are included as part of this report:


EXHIBIT
NUMBER          TITLE OF DOCUMENT                                            LOCATION
--------        -----------------                                            --------
2.01            SHARE EXCHANGE AGREEMENT among Altrimega                     Incorporated by reference to the Company's
                Health Corporation, Creative Holdings, Inc.                  report on Form 8-K, dated October 2, 2002
                and the Shareholders of Creative Holdings,
                Inc., dated as of September 2, 2002

4.01            CERTIFICATE OF DESIGNATION AS OF                             Incorporated by reference to Exhibit 4.01
                SEPTEMBER 30, 2002                                           to the Company's Form 10-KSB filed on May 20,
                                                                             2003

10.1            Employment Agreement                                         Provided herewith

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


      B) REPORTS ON FORM 8-K. During the last quarter of the fiscal year ended December 31, 2003, the Company did not file any current reports on Form 8-K with the Commission. On April 14, 2004, the Company filed a Form 8-K reporting under
Item 4 that the Company engaged L.L. Bradford & Company, LLC, as its independent auditors, replacing Seller & Andersen, L.L.C.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      Altrimega incurred the following principal accounting fees for the year ended December 31, 2002.

      AUDIT FEES. The aggregate fees billed for professional services rendered was $10,000 for the audits of the Altrimega's annual financial statements for the fiscal year ended December 31, 2002, and the reviews of the financial statements included in Altrimega's annual and quarterly reports for that fiscal year.

      AUDIT-RELATED FEES. No fees were billed in the 2002 fiscal year for assurance and related services by the principal accountant.

      TAX FEES. No fees were billed in the 2002 fiscal year for tax compliance, tax advice of tax planning.

      ALL OTHER FEES. No other fees were billed during the 2002 fiscal year.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2004                          ALTRIMEGA HEALTH CORPORATION

                                        By:  /s/ John Gandy
                                             ---------------
                                             John Gandy,
                                             Chief Executive Officer


August 6, 2004                          By:  /s/ Ron Hendrix
                                             ---------------
                                             Ron Hendrix,
                                             Chief Financial Officer, Principal
                                             Accounting Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Altrimega Health Corporation and in the capacities and on the dates as indicated.

August 6, 2004                          ALTRIMEGA HEALTH CORPORATION

                                        By: /s/ John Gandy
                                            ---------------
                                            John Gandy,
                                            Chief Executive Officer and Director


August 6, 2004                          By: /s/ Ron Hendrix
                                            ---------------
                                            Ron Hendrix,
                                            Chief Financial Officer, Principal
                                            Accounting Officer and Director


August 6, 2004                          By: /s/ John Smith III
                                            ------------------
                                            John Smith III
                                            Director

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        PAGE NO.

Report of Independent Certified Public Accountants                         F-1

Consolidated financial statements

  Consolidated balance sheet                                               F-2

  Consolidated statements of operations                                    F-3

  Consolidated statement of stockholders' deficit                          F-4

  Consolidated statements of cash flows                                    F-5

  Notes to consolidated financial statements                               F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Altrimega Health Corporation and Subsidiary
Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheet of Altrimega Health Corporation and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from July 3, 2002 (Date of Inception) through December 31, 2002 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation and Subsidiary as of December 31, 2002, and the results of its activities and cash flows for the period from July 3, 2002 (Date of Inception) through December 31, 2002 (restated) in conformity with accounting principles generally accepted in the United States of America.

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

L.L. Bradford & Company, LLC
April 12, 2004
Las Vegas, Nevada

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2002

                                     ASSETS

                                                                   RESTATED
                                                                 -----------
CURRENT ASSETS

Cash                                                             $    47,053
Inventory - real estate - residential units for sale - at cost     1,356,218
Prepaid expenses                                                       6,400
                                                                 -----------
Total Current Assets                                               1,409,671
DEPOSITS                                                              35,000
                                                                 -----------
                                                                 $ 1,444,671
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable - secured by residential units for sale            $ 1,439,656
Accounts payable - related parties                                   250,000
Accounts payable                                                      72,219
                                                                 -----------
Total Current Liabilities                                          1,761,875
                                                                 -----------

Commitments ad Contingencies                                              --

MINORITY INTEREST DEFICIENCY                                          (3,141)

STOCKHOLDERS' DEFICIENCY

Preferred stock

  10,000,000 shares authorized at $0.001 par
  value; 1,000,000 outstanding                                         1,000

Common stock

  50,000,000 shares authorized at $0.001 par
  value; 46,139,950 shares issued and outstanding                     46,140

Capital in excess of par value                                       305,060

Deficit accumulated during the development stage                    (666,263)
                                                                 -----------
  Total Stockholders' Deficiency                                    (314,063)
                                                                 -----------
                                                                 $ 1,444,671
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE PERIOD FROM JULY 3, 2002 (DATE OF INCEPTION )
                              TO DECEMBER 31, 2002

                                                                   RESTATED
                                                                 -----------

Revenue                                                          $        --
                                                                 -----------
Expense

  Consulting and professional fees                                   631,756
  General and administrative                                          29,268
                                                                 -----------
    Total Operating Expenses                                         661,384
                                                                 -----------

Loss from operations                                                (661,384)

Other Income (Expense)
  Interest Expense                                                    (8,020)
                                                                 -----------

Loss before minority interest                                       (669,404)

Minority Interest                                                      3,141
                                                                 -----------
Loss before provision for income taxes                               666,263

Provision for income taxes                                                --

Net Loss                                                         $  (666,263)
                                                                 ===========
Basic and diluted loss per common share                          $     (0.05)
                                                                 ===========
Basic and diluted weighted average
  common shares outstanding                                       12,967,595
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.


                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS
                                     DEFICIT

                                                                                   Additional                      Total
                               Preferred Stock              Common Stock             Paid in      Accumulated   Stockholders
                             Shares       Amount        Shares         Amount        Capital        Deficit        Deficit
                          -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at July 3,
  2002, (date of
  inception)                       --   $        --            --    $        --    $        --    $        --    $        --
Issuance of common
  stock to founders for
  cash and founder
  services, $0.001                 --            --    18,499,700         18,500        (15,300)            --          3,200

Issuance of common
  stock for acquisition
  of Altrimega Health
  Corporation, $0.001       1,000,000         1,000    22,020,000         22,020        (23,020)            --             --

Cancellation of shares             --            --    (4,879,750)        (4,880)         4,800             --             --

Issuance of common
  stock for services,
  weighted average
  price of $0.03                   --            --    10,500,000         10,500        338,500             --        349,000

Net loss                           --            --            --             --             --       (666,263)      (666,263)
                          -----------   -----------   -----------    -----------    -----------    -----------    -----------

Balance at December 31,
  2002 (RESTATED)           1,000,000   $     1,000    46,139,950    $    46,140    $   305,060    $  (666,263)   $  (314,063)
                          ===========   ===========   ===========    ===========    ===========    ===========    ===========

                              The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                Period from
                                                                July 3, 2002
                                                                  (Date of
                                                                 Inception)
                                                                   Through
                                                                 December 31,
                                                                     2002
                                                                  (Restated)
                                                                 -----------
Cash flows from operating activities
  Net loss                                                       $  (666,263)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
    Issuance of common stock for services                            350,200
    Minority interest                                                 (3,141)
  Changes in operating assets and liabilities
    Properties held for development or sales                      (1,356,218)
    Advance deposits                                                 (35,000)
    Prepaid commissions                                               (6,400)
    Accounts payable - related parties                               250,000
    Accounts payable                                                  72,219
                                                                 -----------

      Net cash provided (used) by operating activities            (1,394,603)

Cash flows from financing activities
  Proceeds from issuance of common stock for cash from founders        2,000
    Proceeds from notes payable                                    1,439,656
                                                                 -----------

      Net cash provided (used) by financing activities             1,441,656
                                                                 -----------

Net change in cash                                                    47,053

Beginning cash balance                                                    --
                                                                 -----------
Ending cash balance                                              $    47,053
                                                                 ===========
Supplemental disclosures of cash flow information:
  Cash paid for income taxes                                     $        --
                                                                 ===========
  Cash paid for interest                                         $        --
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

During November 2002, the Company acquired 80% of Sea Garden Funding, LLC by the assumption of certain liabilities. Sea Garden Funding, LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate. (See Note 2)

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $666,263 for the year ended December 31, 2002, with an accumulated loss from inception of approximately $494,507. The Company's current liabilities exceed its current assets by approximately $352,204 as of December 31, 2002.

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $-0- for the period from July 3, 2002 (Date of Inception) through December 31, 2002.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

As of December 31 2002, the Company has available net operating loss carryovers of approximately $350,000 that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the period from July 3, 2002 (Inception) through December 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

3.  NOTES PAYABLE

As of December 31, 2002, the Company has two notes payable totaling $745,000 and $694,656. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2003), and maturity during March and February 2004, respectively.

4. RELATED PARTY TRANSACTIONS

Accounts payable - related parties - As of December 31, 2003, officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares, and have made non-interest bearing, due on demand loans to the Company totaling $250,000.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.  RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the period from July 3, 2002 (date of inception) through December 31, 2002. Properly accounting of these items in the revised financial statements has the following effect:


                                                           PERIOD FROM
                                         PERIOD FROM       JULY 3, 2002
                                        JULY 3, 2002         (DATE OF
                                         (DATE OF           INCEPTION)
                                         INCEPTION)          THROUGH
                                          THROUGH           DECEMBER 31,        RESTATED
                                         DECEMBER 31,          2002             INCREASE
                                            2002            (RESTATED)         (DECREASE)
                                        ------------       ------------       ------------
Revenue                                 $         --       $         --       $         --
Operating expenses                           497,648            661,384            163,736
                                        ------------       ------------       ------------
Loss from operations                        (497,648)          (661,384)          (163,736)
Other expense                                     --              8,020              8,020
                                        ------------       ------------       ------------

Loss before minority interest               (497,648)          (669,404)          (171,756)
Minority interest                              3,141              3,141                 --
                                        ------------       ------------       ------------

Loss before provision for income taxes      (494,507)          (666,263)          (171,756)
Provision for income taxes                        --                 --                 --
                                        ------------       ------------       ------------

Net loss                                    (494,507)          (666,263)          (171,756)
                                        ============       ============       ============
Basic and diluted loss per common share $      (0.01)      $      (0.06)        $    (0.05)
                                        ============       ============       ============
Basic and diluted weighted
 average common shares outstanding        41,807,000          11,497,57        (30,309,421)
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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.  SUBSEQUENT EVENTS

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