Form 10QSB/A
period 2003-03-31
ALTRIMEGA HEALTH CORP
filed 2004-08-06
CIK 1103086

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

                          ALTRIMEGA HEALTH CORPORATION
               (Exact name of registrant as specified in charter)
               --------------------------------------------------

             NEVADA                                           87-0631750
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

4702 OLEANDER DRIVE, SUITE 200,
        MYRTLE BEACH, SC                                         29577
----------------------------------------              --------------------------
(Address of principal executive offices)                         (Zip)

Issuer's telephone number, including area code              (843) 497-7028
                                                      --------------------------
Securities registered pursuant to section 12 (b) of the Act:

Title of each class                    Name of each exchange on which registered
      NONE                                              NONE
      ----                                              ----

          Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

As of June 2, 2003, the Company had 49,139,950 shares of common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one).
                             Yes|_|         No|X|

                                     PART I

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

ITEM 1.  FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS
                                                                           (RESTATED)
                                                                          -----------
CURRENT ASSETS
  Cash                                                                    $   134,845
  Properties held for development or sale                                   1,248,961
  Prepaid expenses                                                             10,841
                                                                          -----------
    Total Current Assets                                                    1,394,647
                                                                          -----------
OTHER ASSETS
  Deposits                                                                     35,000
                                                                          -----------
    TOTAL ASSETS                                                          $ 1,429,647
                                                                          ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Notes payable                                                           $ 1,361,386
  Accounts payable - related parties                                          255,000
  Accounts payable                                                             52,219
                                                                          -----------
    Total Current Liabilities                                               1,668,605
                                                                          -----------
MINORITY INTEREST DEFICIENCY                                                    2,794
STOCKHOLDERS' DEFICIENCY
  Preferred stock
    10,000,000 shares authorized at $0.001 par value;
1,000,000 shares issued and outstanding                                         1,000
  Common stock
    50,000,000 shares authorized at $0.001 par value;
49,139,950 shares issued and outstanding                                       49,140
  Additional paid in capital                                                  381,560
  Accumulated deficit                                                        (673,452)
                                                                          -----------
    Total Stockholders' Deficit                                              (241,752)
                                                                          -----------
    TOTAL LIABILITIES & STOCKHOLDERS DEFICIT                              $ 1,429,647
                                                                          ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                       (RESTATED
                                                                       March 31,
                                                                           2003
                                                                      ---------
SALES                                                                 $ 181,979

COST OF SALES                                                           154,609
                                                                      ---------
  Gross Profit                                                           27,370
                                                                      ---------
EXPENSES
  Consultants                                                            24,500
  Administrative                                                          4,124
                                                                      ---------
TOTAL EXPENSES                                                           28,624
                                                                      ---------
NET LOSS - before minority interest                                      (1,254)
LESS MINORITY INTEREST                                                   (5,935)
                                                                      ---------
NET LOSS                                                              $  (7,189)
                                                                      =========
NET LOSS PER COMMON SHARE
  Basic and diluted                                                   $      --
                                                                      ---------
WEIGHTED AVERAGE OUTSTANDING SHARES - (stated in 1,000's)
  Basic and Diluted                                                      48,873
                                                                      ---------

   The accompanying notes are an integral part of these financial statements.

                        ALTRIMEGA HEALTH CORPORATION AND
                   SUBSIDIARY CONDENSED CONSOLIDATED STATEMENT
                            OF STOCKHOLDERS' DEFICIT


                                 Preferred Stock          Common Stock          Additional
                                 ---------------          ------------           Paid-In     Accumulated       Total
                              Shares      Amount      Shares        Amount       Capital       Deficit        Deficit
                            ---------  -----------   ----------   -----------   -----------   -----------   -----------
Balance at July 3, 2002
  (Inception)                      --  $        --           --   $        --   $        --   $        --   $        --

Issuance of common stock
  to founders for cash
  and founder services,
  $0.001                           --           --   18,499,700        18,500       (15,300)           --         3,200

Issuance of common stock
  for acquisition of
  Altrimega Health
  Corporation, $0.001       1,000,000        1,000   22,020,000        22,020       (23,020)           --            --

Cancellation of shares             --           --   (4,879,750)       (4,880)        4,880            --            --

Issuance of common stock
  for services, weighted
  average price of $0.03           --           --   10,500,000        10,500       338,500            --       349,000

Net loss                           --           --           --            --            --      (666,263)     (666,263)
                            ---------  -----------   ----------   -----------   -----------   -----------   -----------

Balance at December 31,
  2002 (RESTATED)           1,000,000        1,000   46,139,950        46,140       305,060      (666,263)     (314,063)

Issuance of common stock
  in satisfaction of
  accounts payable (and
  accrued interest),
  $0.03                            --           --    3,000,000         3,000        76,500            --        79,500

Net loss                           --           --           --            --            --        (7,189)       (7,189)
                            ---------  -----------   ----------   -----------   -----------   -----------   -----------

Balance at March 31,
  2003 (RESTATED)
  (UNAUDITED)               1,000,000  $     1,000   49,139,950   $    49,140   $   381,560   $  (673,452)  $  (241,752)
                            =========  ===========   ==========   ===========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                      (RESTATED)
                                                                       March 31,
                                                                         2003
                                                                      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                            $  (7,189)
  Adjustments to reconcile net loss to net cash provided by operating activities

  Changes in
    Properties held for development or sale                             107,257
    Accts receivable-related party                                        4,000
    Prepaid commission                                                   (4,441)
    Accts payable-related                                                 5,000
    Accts payable                                                        59,500

  Minority interest                                                       5,935
                                                                      ---------
      Net Cash from Operations                                          166,062

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes payable                                             (78,270)
                                                                      ---------
  Net Increase in Cash                                                   87,792
  Cash at Beginning of Period                                            47,053
                                                                      ---------
  Cash at End of Period                                               $ 134,845
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Altrimega Health Corporation and Subsidiary (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Altrimega Health Corporation and Subsidiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $666,000 for the year ended December 31, 2002, with an accumulated loss from inception of approximately $666,000. The Company's current liabilities exceed its current assets by approximately $352,000 as of December 31, 2002. The Company had a net loss of $7,189 for the three months ended March 31, 2003 and an accumulated deficit of $673,452 at March 31, 2003. The Company's current liabilities exceeded its current assets by $273,958 at March 31, 2003.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3.    NOTES PAYABLE

As of March 31, 2003, the Company has four notes payable totaling $322,152, $199,184, $445,000 and $395,050. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2002), which mature at various dates between November 2003 and February 2004.

4.    RELATED PARTY TRANSACTIONS

Accounts   payable   -   related   parties   -  As   of   December   31,   2003,
officers-directors, and their controlled entities, after the conversion of the preferred shares to common shares, have acquired 36% of the outstanding stock of the Company, and have made non-interest bearing, due on demand loans to the Company totaling $255,000.

Executive employment agreement - During 2003 the Company entered into an employment agreement with an officer, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year.

5.    STOCKHOLDERS' DEFICIT

During the first quarter of 2003, the Company issued 3,000,000 shares of common stock in satisfaction of accounts payable of $79,500 (including accrued interest of $39,500).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      PLAN OF OPERATION

            GENERAL

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Altrimega's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Quarterly Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

      GOING CONCERN

      As reflected in Altrimega's financial statements for the three months ended March 31, 2003, Altrimega's accumulated deficit of $673,452 and its working capital deficiency of $273,958 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for March 31, 2003 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to March 31, 2003.

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

      For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the share exchange agreement between Altrimega and Creative Holdings, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002. The Company has filed an amendment to its Form 10-KSB for fiscal year ended December 31, 2002.

      Additionally, the issuance of the financial statements as of and for the period ended March 31, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.

      RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2003

            REVENUES

      Revenue for the period ended March 31, 2003, was $181,979. The revenues in 2004 were attributable to sales of units at the Sea Garden project in the first quarter of 2003. The Company had no operations and no revenues in the period ended March 31, 2002.

      COST OF REVENUE. There was $154,609 cost of revenues for the period ended March 31, 2003. The cost of revenue relates to construction and other costs of units at the Sea Garden project.

      GROSS PROFIT. There was $27,370 in gross profit for the period ended March 31, 2003. The gross profit relates to the sale of units at the Sea Garden project.

      OPERATING EXPENSES. Operating expenses for the period ended March 31, 2003, were $28,624. Operating expenses in 2003 consisted of $24,500 in consulting fees and $4,124 in general and administrative expenses.

      NET LOSS. Altrimega had a net loss of $7,189 for the period ended March 31, 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $7,189 for the three month period ended March 31, 2003, and had an accumulated deficit of $673,452 at March 31, 2003. As of March 31, 2003, we had assets of $1,429,647 and liabilities of $1,668,605, a difference of $238,958. Additionally, our current assets were $1,394,647 and our current liabilities were $1,668,605, creating a working capital deficit of $273,958. The majority of the assets, $1,248,961 consist of building sites contained within the Sea Garden town home community.

      Consequently, the majority of our liabilities, $1,361,386, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $255,000 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had limited operations and revenues during the period ended March 31, 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

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

      Altrimega is at present meeting its current obligations from its monthly cash flows, which during 2002, and to date in 2003 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not have internally generated cash sufficient to pay all of its accrued expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations. There can be no assurances that Altrimega will be able to raise sufficient additional capital in the future.

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega had $134,845 in cash and cash equivalents as of March 31, 2003.

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

      In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct some of its prior filings with the Securities and Exchange Commission. Management is in the process of correcting its prior 1934 Securities Act filings, including its annual report of for 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, including this amended report for the March 31, 2003 period.

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

      (B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2003, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      None.

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

August 6, 2004                          ALTRIMEGA HEALTH CORPORATION

                                        By: /s/ John Gandy
                                            ------------------------------------
                                            John Gandy,
                                            Chief Executive Officer and
                                            Director

August 6, 2004                          By: /s/ Ron Hendrix
                                            ------------------------------------
                                            Ron Hendrix,
                                            Chief Financial Officer and
                                            Secretary