Form 10QSB/A
period 2003-06-30
ALTRIMEGA HEALTH CORP
filed 2004-08-06
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-QSB

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED June 30, 2003     Commission File Number 0-29057

 [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of September 15, 2003, the Company had 49,139,950 shares of common stock issued and outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS
                                                                            (RESTATED)
CURRENT ASSETS
   Cash                                                                    $    50,953
   Properties held for development or sale                                   1,134,523
   Prepaid expenses                                                             10,841
                                                                           -----------
     Total Current Assets                                                    1,196,317
                                                                           -----------
OTHER ASSETS
   Accounts receivable-related party                                            12,000
   Deposits                                                                     35,000
                                                                           -----------
     TOTAL ASSETS                                                          $ 1,243,317
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable                                                           $ 1,230,178
   Accounts payable - related parties                                          260,740
   Accounts payable                                                             64,664
                                                                           -----------
     Total Current Liabilities                                               1,555,582
                                                                           -----------
     Total Liabilities                                                       1,555,582
     Commitments and Contingencies                                                  --

MINORITY INTEREST DEFICIENCY                                                       503

STOCKHOLDERS' DEFICIENCY
   Preferred stock
     10,000,000 shares authorized at $0.001 par value; 1,000,000 shares
     issued and outstanding                                                      1,000
   Common stock
     50,000,000 shares authorized at $0.001 par value; 49,139,950 shares
     issued and outstanding                                                     49,140
   Additional paid in capital                                                  381,560
   Accumulated deficit                                                        (744,468)
                                                                           -----------
     Total Stockholders' Deficit                                              (312,768)
                                                                           -----------
     TOTAL LIABILITIES & STOCKHOLDERS DEFICIT                              $ 1,243,317
                                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                               FOR THE THREE    FOR THE SIX
                                                MONTHS ENDED    MONTHS ENDED
                                               JUNE 30, 2003   JUNE 30, 2003
                                               -------------   -------------
SALES                                            $ 181,210       $ 363,189

COST OF SALES                                      167,639         322,248
                                                 ---------       ---------
Gross Profit                                        13,571          40,941
                                                 ---------       ---------
EXPENSES

Consultants                                         45,000          69,500
Administrative                                      25,010          29,134
                                                 ---------       ---------
TOTAL EXPENSES                                      70,010          98,634
                                                 ---------       ---------
LOSS FROM OPERATIONS                               (56,439)        (57,693)

Other Expenses Interest Expense                    (16,868)        (16,868)
                                                 ---------       ---------
Loss before minority interest                      (73,307)        (74,561)

LESS MINORITY INTEREST                               2,291          (3,644)
                                                 ---------       ---------
LOSS BEFORE PROVISION FOR
   INCOME TAXES                                    (71,016)        (78,205)

PROVISION FOR INCOME TAXES                              --              --
                                                 ---------       ---------
NET LOSS                                         $ (71,016)      $ (78,205)
                                                 =========       =========
NET LOSS PER COMMON SHARE

Basic and diluted                                $   (0.00)      $   (0.00)
                                                 =========       =========
AVERAGE OUTSTANDING SHARES -
   (stated in 1,000's)

Basic and Diluted                                   49,140          49,007
                                                 =========       =========


   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF
                              STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                                           Additional
                                      Preferred Stock              Common Stock             Paid-In      Accumulated       Total
                                   Shares        Amount        Shares        Amount         Capital        Deficit        Deficit
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at July 3, 2002
   (Inception)                           --   $        --            --    $        --    $        --    $        --    $        --

Issuance of common stock to
   founders for cash and
   founder services, $0.001              --            --    18,499,700         18,500        (15,300)            --          3,200

Issuance of common stock for
   acquisition of Altrimega
   Health Corporation, $0.001     1,000,000         1,000    22,020,000         22,020        (23,020)            --             --

Cancellation of shares                   --            --    (4,879,750)        (4,880)         4,880             --             --

Issuance of common stock for
   services, weighted average
   price of $0.03                        --            --    10,500,000         10,500        338,500             --        349,000

Net loss                                 --            --            --             --             --       (666,263)      (666,263)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2002
   (RESTATED)                     1,000,000         1,000    46,139,950         46,140        305,060       (666,263)      (314,063)

Issuance of common stock in
   satisfaction of accounts
   payable and accrued
   interest $0.03                        --            --     3,000,000          3,000         76,500             --         79,500

Net loss                                 --            --            --             --             --        (78,205)       (78,205)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2003
   (RESTATED) UNAUDITED           1,000,000   $     1,000    49,139,950    $    49,140    $   381,560    $  (744,468)   $  (312,768)
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


                                                                  June 31,
                                                                   2003
                                                                 RESTATED
                                                                ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                        $ (78,205)

Adjustments to reconcile net loss to net cash provided by operating activities

Changes in
Properties held for development or sale                           221,695
Accts receivable-related party                                    (12,000)
Advance deposits                                                   (4,441)
Accts payable-related                                              10,740
Accts payable                                                      71,945
Minority interest                                                   3,664
                                                                ---------
Net Cash from Operations                                          166,062

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable                                        (209,478)
                                                                ---------

Net Increase in Cash                                                3,900

Cash at Beginning of Period                                        47,053
                                                                ---------

Cash at End of Period                                           $  50,953
                                                                =========

   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $666,000 for the year ended December 31, 2002, with an accumulated loss from inception of approximately $666,000. The Company's current liabilities exceed its current assets by approximately $352,000 as of December 31, 2002. The Company had a net loss of $78,205 for the six months ended June 30, 2003 and an accumulated deficit of $744,468 at June 30, 2003. The Company's current liabilities exceeded its current assets by $359,265 at June 30, 2003.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2003.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3.         NOTES PAYABLE

As of June 30, 2003, the Company has four notes payable totaling $257,152, $132,976, $445,000 and $395,050. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2002), which mature at various dates between November 2003 and February 2004.

4.         RELATED PARTY TRANSACTIONS

Accounts payable - related parties - As of June 30, 2003, officers-directors, and their controlled entities, after the conversion of the preferred shares to common shares, have acquired 36% of the outstanding stock of the Company, and have made non-interest bearing, due on demand loans to the Company totaling $260,740.

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

Additionally, the issuance of the financial statements as of and for the period ended June 30, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.

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

           GOING CONCERN

           As reflected in Altrimega's financial statements for the six months ended June 30, 2003, Altrimega's accumulated deficit of $744,468 and its working capital deficiency of $359,265 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for June 30, 2003 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

           PROPERTIES

           Properties under development are carried at cost reduced for impairment losses, where appropriate. Properties held for sale are carried at cost reduced for valuation allowances, where appropriate. Acquisition, development and construction costs of properties in development and land development projects are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and preconstruction costs. The pre-construction development (or an expansion of an existing property) includes efforts and related costs to secure land control and zoning, evaluate feasibility, and complete other initial tasks, which are essential to development. Provisions are made for potentially unsuccessful preconstruction efforts by charges to operations. Properties held for sale are carried at the lower of their carrying values (i.e., cost less accumulated depreciation and any impairment loss recognized, where applicable) or estimated fair values less costs to sell. Generally, revenues and expenses related to property interests acquired with the intention to resell are not recognized. Properties held for sale are carried at the lower of their carrying values (i.e. cost less accumulated depreciation and any impairment loss recognized where applicable) or estimated fair value less costs to sell. Generally, revenues and expenses related to property interests acquired with intentions to resell are not recognized.

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

           PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 ( the date of the purchase of 80% of the LLC) to March 31, 2003.

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

           Additionally, the issuance of the financial statements as of and for the period ended June 30, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.

           RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED
                JUNE 30, 2003

           REVENUES

           Revenue for the three month period ended June 30, 2003, was $181,210. Revenue for the six month period ended June 30, 2003 was $363,189.

           COST OF REVENUE. There was $167,639 cost of revenues for the three month period ended June 30, 2003. There was $322,248 and cost or revenues for the six month periods ended June 30, 2003. The cost of revenue relates to construction and other costs of units at the Sea Garden project.

           GROSS PROFIT. There was $13,571 and $40,941 in gross profit for the three and six month periods ended June 30, 2003, respectively. The gross profit relates to the sale of units at the Sea Garden project.

           OPERATING EXPENSES. Operating expenses for the three month period ended June 30, 2003 were $70,010. Operating expenses in three month 2003 consisted of $45,000 in consulting fees and $25,010 in general and administrative expenses. Operating expenses for the six month period ended June 30, 2003 was $98,634, consisting of $69,500 in consultants expenses and $29,134 in administrative expenses.

           NET (LOSS) PROFIT. Altrimega realized a net loss of $71,016 for the three month period ended June 30, 2003. Altrimega realized a net loss of $78,205 for the six month periods ended June 30, 2003.

           LIQUIDITY AND CAPITAL RESOURCES

           Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $71,016 for the three month period ended June 30, 2003 and has an accumulated deficit of $744,468 at June 30, 2003. As of June 30, 2003, we had assets of $1,243,317 and liabilities of $1,555,582, a difference of $312,405. Additionally, our current assets were $1,196,317 and our current liabilities were $1,555,582, creating a working capital deficit of $359,265. The majority of the assets, $1,134,523 consist of building sites contained within the Sea Garden town home community. Consequently, the majority of our liabilities, $1,230,178, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $260,740 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

           We had limited operations and revenues during the period ended June 30, 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

           For the six months ended June 30, 2004, Altrimega had net cash from operations of $213,378, no cash from investing activities and used $209,478 in cash in financing activities.

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

           We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega had $50,953 in cash and cash equivalents as of June 30, 2003.

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

         Altrimega intenda to strive to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. For the last three years, Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, the county will have a permanent population of 500,000. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

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

           In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct some of its prior filings with the Securities and Exchange Commission. Management is in the process of correcting its prior 1934 Securities Act filings, including its annual report of for 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, including this amended report for the June 30, 2003 period.

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

(B)        CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

           In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2003, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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


ITEM 5. OTHER INFORMATION

           None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (A)(1) EXHIBITS. The following exhibits are included as part of this report:

SEC
EXHIBIT    REFERENCE
NUMBER      NUMBER     TITLE OF DOCUMENT              LOCATION
--------   ---------   ----------------------------   --------------------------
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

August 6, 2004                                ALTRIMEGA HEALTH CORPORATION


                                             By:  /s/ John Gandy
                                                  ---------------------------
                                                  John Gandy,
                                                  Chief Executive Officer and
                                                  Director



August 6, 2004                                By:  /s/ Ron Hendrix
                                                  ---------------------------
                                                  Ron Hendrix,
                                                  Chief Financial Officer and
                                                  Secretary