Form 10QSB/A
period 2003-09-30
ALTRIMEGA HEALTH CORP
filed 2004-08-06
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               AMENDMENT NO. 1 TO

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED September 30, 2003
                         Commission File Number 0-29057

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          ALTRIMEGA HEALTH CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

          NEVADA                                             87-0631750
-------------------------------                      --------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)

      4702 OLEANDER DRIVE, SUITE 200,
             MYRTLE BEACH, SC                                    29577
 ----------------------------------------                        -----
 (Address of principal executive offices)                        (Zip)

Issuer's telephone number, including area code      (843) 497-7028

          Securities registered pursuant to section 12 (b) of the Act:

     Title of each class           Name of each exchange on which registered
           NONE                                      NONE
           ----                                      ----

          Securities registered pursuant to section 12 (g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

               As of November 17, 2003, the Company had 49,139,950
                 shares of common stock issued and outstanding.

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

      Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New actors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2003 (UNAUDITED)

                             ASSETS                                                                 (RESTATED)
CURRENT ASSETS
   Cash                                                                                           $     1,947
   Properties held for development or sale                                                            917,083
   Prepaid expenses                                                                                    10,841
                                                                                                  -----------
     Total Current Assets                                                                             929,871
                                                                                                  -----------
OTHER ASSETS
   Accounts receivable - related party                                                                 57,264
   Deposits                                                                                            35,000
                                                                                                  -----------
TOTAL ASSETS                                                                                      $ 1,022,135
                                                                                                  ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable                                                                                  $ 1,041,513
   Accounts payable - related parties                                                                 260,740
   Accounts payable                                                                                    45,507
                                                                                                  -----------
     Total Current Liabilities                                                                      1,347,760
                                                                                                  -----------
MINORITY INTEREST DEFICIENCY                                                                           (1,736)

STOCKHOLDERS'  DEFICIENCY
   Preferred stock
     10,000,000 shares authorized at $0.001 par value; 1,000,000 shares issued and outstanding          1,000
   Common stock
     50,000,000 shares authorized at $0.001 par value; 49,139,950 shares issued and outstanding        49,140
   Additional paid in capital                                                                         381,560
   Accumulated deficit                                                                               (755,589)
                                                                                                  -----------
       Total Stockholders' Deficit                                                                   (323,889)
                                                                                                  -----------
TOTAL LIABILITIES & STOCKHOLDERS DEFICIT                                                          $ 1,022,135
                                                                                                  ===========

   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND
              FOR THE PERIOD FROM JULY 3, 2002 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30, 2002 (UNAUDITED)

                                                                                                   Period from
                                                                                                   July 3, 2002
                                                              For the Three     For the Nine   (date of inception)
                                                              Months Ended      Months Ended         through
                                                              Sep 30, 2003      Sep 30, 2003      Sep 30, 2002
                                                                Restated          Restated         (Restated)
                                                              -------------     ------------   -------------------
SALES                                                           $ 271,679        $ 634,868           $     --

COST OF SALES                                                     260,775          583,023                 --
                                                                ---------        ---------           --------
Gross Profit                                                       10,904           51,845                 --
                                                                ---------        ---------           --------
EXPENSES
   Consultants                                                         --           69,500                 --
   Administrative                                                   9,820           38,954             41,086
                                                                ---------        ---------           --------
TOTAL EXPENSES                                                      9,820          108,454             41,086
                                                                ---------        ---------           --------
INCOME (LOSS) FROM OPERATIONS                                       1,084          (56,609)           (41,086)

OTHER EXPENSE
   Interest expense                                               (14,444)         (31,312)                --
                                                                ---------        ---------           --------
NET LOSS - before minority interest                               (13,360)         (87,921)           (41,086)

LESS MINORITY INTEREST                                              2,239           (1,405)                --
                                                                ---------        ---------           --------
NET LOSS                                                        $ (11,121)       $ (89,326)          $(41,086)
                                                                =========        =========           ========
NET LOSS PER COMMON SHARE
   Basic and diluted                                            $   (0.00)       $   (0.00)          $  (0.05)
                                                                =========        =========           ========
WEIGHTED AVERAGE OUTSTANDING SHARES - (stated in 1,000's)
   Basic and Diluted                                               49,140           49,052                816
                                                                =========        =========           ========

   The accompanying notes are an integral part of these financial statements.

                        ALTRIMEGA HEALTH CORPORATION AND
                                   SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                                     DEFICIT


                                  Preferred Stock               Common Stock          Additional                       Total
                               --------------------      --------------------------     Paid-In        Accumulated    Stockholders'
                                 Shares      Amount        Shares          Amount       Capital         Deficit        Deficit
                               ---------     ------      ----------       ---------   -----------    -------------   -------------
Balance at July 3, 2002
   (Inception)                         --     $   --              --      $     --      $      --      $      --      $      --

Issuance of common stock to
   founders for cash and
   founder services, $0.001            --         --      18,499,700        18,500        (15,300)            --          3,200

Issuance of common stock
   for acquisition of
   Altrimega Health
   Corporation, $0.001          1,000,000      1,000      22,020,000        22,020        (23,020)            --             --

Cancellation of shares                 --         --      (4,879,750)       (4,880)         4,880             --             --

Issuance of common stock
   for services, weighted
   average price of $0.03              --         --      10,500,000        10,500        338,500             --        349,000

Net loss                               --         --              --            --             --       (666,263)      (666,263)
                                ---------      -----      ----------        ------        -------       --------       --------

Balance at December 31,
   2002 (RESTATED)              1,000,000      1,000      46,139,950        46,140        305,060       (666,263)      (314,063)

Issuance of common stock in
   satisfaction of accounts
   and accrued interest,
   $0.03                               --         --       3,000,000         3,000         76,500             --         79,500

Net loss                               --         --              --            --             --        (89,326)       (89,326)
                                ---------      -----      ----------        ------        -------       --------       --------

Balance at September 30,
   2003 (RESTATED)
   (UNAUDITED)                  1,000,000     $1,000      49,139,950      $ 49,140      $ 381,560      $(755,589)     $(323,889)
                                =========     ======      ==========      ========      =========      =========      =========


   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND
              FOR THE PERIOD FROM JULY 3, 2002 (DATE OF INCEPTION)
                     THROUGH SEPTEMBER 30,2002 (UNAUDITED)

                                                                                                    Period from
                                                                                                    July 3, 2002
                                                                                                     (Date of
                                                                                                     Inception)
                                                                                                      Through
                                                                                        Sep 30,       Sep 30,
                                                                                         2003          2002
                                                                                       RESTATED      RESTATED
                                                                                      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                           $ (89,326)     $(60,866)

   Adjustments to reconcile net loss to net cash provided by operating activities

   Changes in
     Properties held for development or sale                                            439,135            --
     Accts receivable-related party                                                     (57,264)           --
     Prepaid commissions                                                                 (4,441)           --
     Accts payable-related                                                               10,740            --
     Accts payable                                                                       52,788        32,886
     Minority interest                                                                    1,405            --
                                                                                      ---------      --------
       Net Cash from Operations                                                         353,037            --

CASH FLOWS FROM FINANCING ACTIVITIES
       Common stock issued for cash                                                          --         3,200

CASH FLOWS FROM INVESTING ACTIVITIES                                                         --            --

   Payments on notes payable                                                           (398,134)           --
                                                                                      ---------      --------

   Net decrease in cash                                                                 (45,106)           --

   Cash at Beginning of Period                                                           47,053            --
                                                                                      ---------      --------

   Cash at End of Period                                                              $   1,947      $     --
                                                                                      =========      ========

   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $666,000 for the year ended December 31, 2002, with an accumulated loss from inception of approximately $666,000. The Company's current liabilities exceed its current assets by approximately $352,000 as of December 31, 2002. The Company had a net loss of $89,326 for the nine months ended September 30, 2003 and an accumulated deficit of $755,589 at September 30, 2003. The Company's current liabilities exceeded its current assets by $417,889 at September 30, 2003.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2003.

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

3.    NOTES PAYABLE

As of September 30, 2003, the Company has four notes payable totaling $127,152, $66,768, $445,000 and $402,593. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (4.5% as of December 31, 2002), which mature at various dates between November 2003 and February 2004.

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

Additionally, the issuance of the financial statements as of and for the period ended September 30, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.

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

      GOING CONCERN

      As reflected in Altrimega's financial statements for the six months ended September 30, 2003, Altrimega's accumulated deficit of $755,589 and its working capital deficiency of $417,889 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for September 30, 2003 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. At each balance sheet date, management evaluates its estimates. We base our estimates unhistorical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

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

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to September 30, 2003.

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

      For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the share exchange agreement between Altrimega and Creative Holdings, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002. The Company has filed an amendment to its Form 10-KSB for fiscal year ended December 31, 2002.

      Additionally, the issuance of the financial statements as of and for the period ended September 30, 2003 as reported did not properly reflect certain historical balances. Therefore, the financial statement presentation has been restated to conform to the proper reporting of these transactions.

      RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003, COMPARED TO THE PERIOD FROM JULY 3, 2002 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2002

            REVENUES

      Revenue for the three month period ended September 30, 2003, was $271,679, an increase of $271,679, as compared to $-0- in revenues for the period from July 3, 2002 (date of inception) through September 30, 2002. The increase in revenues in 2003 was attributable to sales of units at the Sea Garden project during 2003. The Company had no operations and no revenues in the period ended September 30, 2002.

      COST OF REVENUE. There was $260,775 cost of revenues for the three month period ended September 30, 2003, as opposed to no cost of revenues in the period from July 3, 2002 (date of inception) through September 30, 2002. The cost of revenue relates to construction and other costs of units at the Sea Garden project.

      GROSS PROFIT. There was $10,904 in gross profit for the three month period ended September 30, 2003. There was no gross profit for the period from July 3, 2002 (date of inception) through September 30, 2002 as there were no operations. The gross profit relates to the sale of units at the Sea Garden project.

      OPERATING EXPENSES. Operating expenses for the three month period ended September 30, 2003, were $9,820, as compared to $41,806, for the period from July 3, 2002 (date of inception) through September 30, 2002. Operating expenses in 2003 consisted of $-0- in consulting fees and $9,820 in general and administrative expenses. The decrease of $31,266 from 2002 to 2003 was attributable to lower administrative expenses.

      NET PROFIT (LOSS). Altrimega realized a net loss of $11,121 for the three month period ended September 30, 2003, as compared to a net loss of $41,086 for the period from July 3, 2002 (date of inception) through September 30, 2002. The Company's net loss for the nine months ended September 30, 2003 was $89,326. The difference was attributable to the Company's real estate operations in 2003.

      LIQUIDITY AND CAPITAL RESOURCES

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega realized a net loss of $89,326 for the nine month period ended September 30, 2003, and has an accumulated deficit of $755,589 at September 30, 2003. As of September 30, 2003, we had assets of $1,022,135 and liabilities of $1,347,760, a difference of $325,625. Additionally, our current assets were $929,871 and our current liabilities were $1,347,760, creating a working capital deficit of $417,889. The majority of the assets, $917,083 consist of building sites contained within the Sea Garden town home community. Consequently, the majority of our liabilities, $1,041,513, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $260,740 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had limited operations and revenues during the period ended September 30, 2003. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

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

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega had approximately $1,947 in cash and cash equivalents as of September 30, 2003.

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

      In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct some of its prior filings with the Securities and Exchange Commission. Management is in the process of correcting its prior 1934 Securities Act filings, including its annual report of for 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, including this amended report for the September 30, 2003 period.

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

      (B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2003, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)(1) EXHIBITS. The following exhibits are included as part of this report:

SEC
EXHIBIT     REFERENCE
NUMBER      NUMBER       TITLE OF DOCUMENT                                   LOCATION
2.01        2            SHARE EXCHANGE AGREEMENT among Altrimega            Incorporated by reference to the Company's
                         Health Corporation, Creative                        report on Form 8-K
                         Holdings, Inc. and the                              dated October 2, 2002
                         Shareholders of Creative
                         Holdings, Inc., dated as
                         of September 2, 2002

4.01        4
                         CERTIFICATE OF DESIGNATION AS OF SEPTEMBER 30,      Incorporated by reference   to Exhibit 4.01
                         2002                                                to the Company's Form 10-KSB
                                                                             filed on May 20, 2003

      (b) REPORTS ON FORM 8-K. During the quarter ended September 30, 2003 we filed current reports on Form 8-K with the Commission reporting that:

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

AUGUST 6, 2004                         ALTRIMEGA HEALTH CORPORATION

                                       By:  /s/ John Gandy
                                            ----------------------
                                            John Gandy,
                                            Chief Executive Officer and
                                            Director

AUGUST 6, 2004                         By:  /s/ Ron Hendrix
                                            ----------------------
                                            Ron Hendrix,
                                            Chief Financial Officer and
                                            Secretary