Form 10QSB
period 2004-06-30
ALTRIMEGA HEALTH CORP
filed 2004-08-23
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER 0-29057

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                                  --------------


           Securities registered pursuant to section 12 (b)of the Act:

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

                 Yes [_]                No [_]

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

ITEM 1.  FINANCIAL STATEMENTS


                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                     ASSETS

                                                                   June 30, 2004
                                                                   -------------
Current assets
    Cash                                                            $        --
    Properties held for development or sale                           1,382,149
    Prepaid expenses                                                      5,600
                                                                    -----------
      Total current assets                                            1,387,749

Other assets
    Accounts receivable - related party                                  59,560
    Deposits                                                             35,000
                                                                    -----------
      Total other assets                                                 94,560
                                                                    -----------

Total assets                                                        $ 1,482,309
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Bank overdraft                                                  $    18,502
    Notes payable                                                     1,526,575
    Accounts payable - related parties                                  262,823
    Accounts payable                                                    125,873
                                                                    -----------
      Total current liabilities                                       1,933,773
                                                                    -----------

Total liabilities                                                     1,933,773

Commitments and contingencies                                                --

Minority interest                                                       (18,156)

Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized, 1,000,000 shares issued and outstanding                 1,000
    Common stock; $0.001 par value; 50,000,000 shares
      authorized, 49,139,950 shares issued and outstanding               49,140
    Additional paid-in capital                                          381,560
    Accumulated deficit during the development stage                   (865,008)
                                                                    -----------
      Total stockholders' deficit                                      (433,308)
                                                                    -----------

Total liabilities and stockholders' deficit                         $ 1,482,309
                                                                    ===========


                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          For the three      For the three      For the six       For the six
                                           months ended      months ended       months ended      months ended
                                          June 30, 2004      June 30, 2003      June 30, 2004     June 30, 2003
                                         -----------------  -----------------  ----------------- -----------------
Revenue                                     $         --      $    181,210      $         --      $    363,189

Cost of revenue                                    1,629           167,639             1,629           322,248
                                            ------------      ------------      ------------      ------------

Gross profit                                      (1,629)           13,571            (1,629)           40,941

Operating expenses
   Consulting and professional fees                   --            45,000                --            69,500
   General and administrative                     28,801            25,010            55,123            29,134
                                            ------------      ------------      ------------      ------------

     Total operating expenses                     28,801            70,010            55,123            98,634
                                            ------------      ------------      ------------      ------------

Loss from operations                             (30,430)          (56,439)          (56,752)          (57,693)

Other income (expense)
   Interest expense                               (8,252)          (16,868)          (19,907)          (16,868)
   Other income                                     (372)               --             2,778                --
                                            ------------      ------------      ------------      ------------
     Total other income (expense)                 (8,624)          (16,868)          (17,129)          (16,868)

Loss before minority interest                    (39,054)          (73,307)          (73,881)          (74,561)

Minority interest                                  3,765             2,291             7,958            (3,644)
                                            ------------      ------------      ------------      ------------

Loss before provision for income taxes           (35,289)          (71,016)          (65,923)          (78,205)

Provision for income taxes                            --                --                --                --
                                            ------------      ------------      ------------      ------------

Net loss                                    $    (35,289)     $    (71,016)     $    (65,923)     $    (78,205)
                                            ============      ============      ============      ============

Basic and diluted loss per common share     $      (0.00)     $      (0.00)     $      (0.00)     $      (0.00)
                                            ============      ============      ============      ============

Basic and diluted weighted average
   common shares outstanding                  49,139,950        49,139,950        49,139,950        49,007,353
                                            ============      ============      ============      ============

                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the six    For the six
                                                    months ended    months ended
                                                    June 30, 2004  June 30, 2003
                                                    -------------  -------------
   Net loss                                           $ (65,923)     $ (78,205)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Minority interest                                   (7,958)         3,644
   Changes in operating assets and liabilities
     Properties held for development or sale           (722,634)       221,695
     Prepaid commissions                                     --         (4,441)
     Accounts receivable - related party                  3,000        (12,000)
     Bank overdraft                                      18,502             --
     Accounts payable- related parties                    1,912         10,740
     Accounts payable                                    89,787         71,945
                                                      ---------      ---------
       Net cash used by operating activities           (683,314)       213,378

Cash flows from financing activities
   Proceeds from notes payable, net of payments         681,575       (209,478)
                                                      ---------      ---------
       Net cash provided by financing activities        681,575       (209,478)
                                                      ---------      ---------

Net change in cash                                       (1,739)         3,900

Beginning cash balance                                    1,739         47,053
                                                      ---------      ---------

Ending cash balance                                   $      --      $  50,953
                                                      =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                         $      --      $      --
                                                      =========      =========

   Cash paid for interest                             $  19,907      $      --
                                                      =========      =========


                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly financial position of the company as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

During November 2002, the Company acquired 80% of Sea Garden Funding, LLC by the assumption of certain liabilities. Sea Garden Funding, LLC was organized in the state of South Carolina on November 13, 2002 for the purpose of the development and sale of residential real estate. (See Note 2)

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $133,000 for the year ended December 31, 2003, with an accumulated loss from inception of approximately $799,000. The Company's current liabilities exceed its current assets by approximately $475,000 as of December 31, 2003. The Company had a net loss of $35,289 for the three months ended June 30, 2004 and an accumulated deficit of $865,008 at June 30, 2004. The Company's current liabilities exceeded its current assets by $546,024 at June 30, 2004.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred.
Advertising expenses was $6,790 and $- for the year ended December 31, 2003. Advertising expenses for the three months ended June 30, 2004 was $-0-.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset cost. Its retirement also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the three months ended June 30, 2004 or the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the three months ended June 30, 2004 or the years ended December 31, 2003 and 2002.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

4.    NOTES PAYABLE

As of June 30, 2004, the Company has two notes payable with outstanding balances of $70,000 and $400,000. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the prime lending rate plus 0.5% (5.0% as of June 30, 2004), which mature at March 2005 and December 2004.

During March, April and June 2004, the Company entered into various promissory notes with the ability to draw funds up to $360,000, $360,000, $365,000 and $760,000 respectively. The outstanding balances are secured by real estate, payable in monthly installments of interest only at 5%, and mature December 2004. As of June 30, 2004, the Company has drawn $303,000, $220,350, $293,225 and $240,000 on the notes respectively.

5.    RELATED PARTY TRANSACTIONS

Accounts receivable - related party - The Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of June 30, 2004 totaled $59,560.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


5.    RELATED PARTY TRANSACTIONS (CONTINUED)

Accounts payable-related parties - As of June 30, 2004, officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares, and have made non-interest bearing, due on demand loans to the Company totaling $262,823.

Executive employment agreement - During 2003 the Company entered into an employment agreement with the Company's president, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year. As of July 1, 2003, the president has foregone all compensation and agreed to continued without compensation through at least June 30, 2004.

6.    STOCKHOLDERS' DEFICIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

GENERAL

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Altrimega's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

GOING CONCERN

      As reflected in Altrimega's financial statements for the three months ended June 30, 2004, Altrimega's accumulated deficit of $865,008 and its working capital deficiency of $546,024 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for June30, 2004 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

      For the period from July 3, 2002 (date of inception) through December 31, 2002, the change in the statement of operations primarily related to the accounting for the share exchange agreement between Altrimega and Creative Holdings, which was not properly reported as a transaction identical to that resulting from a reverse acquisition, except goodwill or other intangible assets are not recorded. The net change of $171,756 increased the net loss from $494,507 ($0.01 per weighted average common share outstanding) to $666,263 ($0.06 per weighted average common share outstanding) for the period from July 3, 2002 (date of inception) through December 31, 2002. The Company has filed an amendment to its Form 10-KSB for fiscal year ended December 31, 2002, as well as amendments to its quarterly reports for fiscal year 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 2003

REVENUES

      Revenue for the three month period ended June 30, 2004, was $0.00, a decrease of $181,210, as compared to $181,210 in revenues for the same period ended June 30, 2003. The decrease in revenues in 2004 was attributable to no sales of units at the Sea Garden project in the second quarter, where the Company sold 2 units in 2003. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

      COST OF REVENUE. There was $1,629 cost of revenue for the three month period ended June 30, 2004, compared to $167,139 in the June 30, 2003 period. The difference is attributable to the 2 unit sales in 2003 compared to -0- unit sales in 2004.

      GROSS PROFIT. Gross profit for the three month period ended June 30, 2004 was ($1,629). The gross profit for the three months ended June 30,2004 of $13,571related to the sale of units at the Sea Garden project.

      OPERATING EXPENSES. Operating expenses for the three month period ended June 30, 2004, were $28,801, as compared to $70,010, for the three period ended June 30, 2003. Operating expenses in 2004 consisted of $28,801 in general and administrative expenses. The decrease of $41,209 from 2003 to 2004 was almost entirely attributable to a decrease in consulting and professional fees, which equaled $45,000 in the three month period ended June 30, 2003.

      OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended June 30, 2004, was a net expense of $8,624, a decrease of $8,244, as compared to a net expense of $16,868 for the three month period ended June 30, 2003. The decrease in other expense in 2004 was primarily attributable to less interest expense from loans used in the construction of buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

      NET LOSS. Altrimega had a net loss of $35,289 for the three month period ended June 30, 2004, as compared to a net loss of $71,016 for the period ended June 30, 2003. The decrease of $35,727 was mostly attributable to decreased consulting fees in the June 30, 2004 period.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004, COMPARED TO THE PERIOD ENDED JUNE 30, 2003

REVENUES

      Revenue for the six month period ended June 30, 2004, was $0.00, a decrease of $363,189, as compared to $363,189 in revenues for the six month period ended June 30, 2003. The decrease in revenues in 2004 was attributable to no sales of units at the Sea Garden project in the first half of 2004, where the Company sold four units in first half of 2003. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

COST OF REVENUE

      There was $1,629 cost of revenue for the six month period ended June 30, 2004, compared to $322,248 in the June 30, 2003 six month period. The difference is attributable to the four unit sales in 2003 compared to -0- unit sales in 2004.

GROSS PROFIT

      Gross profit for the six month period ended June 30, 2004 was ($1,629). The gross profit relates to the sale of units at the Sea Garden project. The gross profit for the six month period ended June 30, 2003 was $40,941.

OPERATING EXPENSES

      Operating expenses for the six month period ended June 30, 2004, were $55,123, as compared to $98,634, for the six month period ended June 30, 2003. Operating expenses in 2004 consisted of $55,123 in general and administrative expenses. The decrease of $43,511 from 2003 to 2004 was almost entirely attributable to a decrease in consulting and professional fees, which equaled $69,500 in the six month period ended June 30, 2003.

OTHER INCOME (EXPENSE)

      Other income (expense) for the six month period ended June 30, 2004, was a net expense of $17,129, an increase of $261, as compared to a net expense of $16,868 for the six month period ended June 30, 2003. The increase in other expense in 2004 was primarily attributable to increased interest expense from loans used in the construction of buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

NET LOSS

      Altrimega had a net loss of $65,923 for the six month period ended June 30, 2004, as compared to a net loss of $78,205 for the six month period ended June 30, 2003. The decrease of $12,282 was mostly attributable to decreased consulting fees in the June 30, 2004 six month period.

LIQUIDITY AND CAPITAL RESOURCES

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $35,289 and $71,016 for the periods ended June 30, 2004 and June 30, 2003, respectively, and has an accumulated deficit of $865,008 at June 30, 2004. As of June 30, 2004, we had total assets of $1,482,309 and total liabilities of $1,933,773, a difference of $451,464. Additionally, our current assets were $1,387,749 and our current liabilities were $1,933,773, creating a working capital deficit of $546,024. The majority of the assets, $1,382,149 consist of building sites contained within the Sea Garden town home community.

      Consequently, the majority of our liabilities, $1,526,575 are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $262,823 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had limited operations and revenues during the period ended June 30, 2004. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

      For the six months ended June 30, 2004, the Company used net cash in operations of $683,314, no cash for investing activities and had $681,575 in cash provided by financing activities.

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

      We have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega currently has approximately $-0- in cash and cash equivalents as of June 30, 2004.

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

      In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must correct its prior Schedule 14A Preliminary Information Statement filed with the Securities and Exchange Commission. Management is in the process of correcting this filing.

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

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS:


EXHIBIT NUMBER       TITLE OF DOCUMENT                                  LOCATION
--------------       -----------------                                  --------
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


AUGUST 23, 2004                         ALTRIMEGA HEALTH CORPORATION


                                        By: /S/ JOHN GANDY
                                            ---------------------------
                                            John Gandy,
                                            Chief Executive Officer and
                                            Director


                                        By: /S/ RON HENDRIX
                                            ---------------------------

                                            Ron Hendrix,
                                            Chief Financial Officer and
                                            Secretary