Form 10QSB
period 2004-09-30
ALTRIMEGA HEALTH CORP
filed 2004-11-16
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

      As of November 15, 2004, the Company had 49,139,950 shares of common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
September 30,                                                          2004
                                                                    -----------
Current assets
    Cash                                                            $    44,640
    Accounts receivable                                                     539
    Properties held for development or sale                           1,500,577
    Prepaid expenses                                                      5,600
                                                                    -----------
      Total current assets                                            1,551,356

Other assets
    Accounts receivable - related party                                  59,560
    Deposits                                                             35,000
                                                                    -----------
      Total other assets                                                 94,560
                                                                    -----------

Total assets                                                        $ 1,645,916
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Notes payable                                                   $ 1,539,788
    Accounts payable - related parties                                  263,688
    Accounts payable                                                    227,975
                                                                    -----------
      Total current liabilities                                       2,031,451
                                                                    -----------

Total liabilities                                                     2,031,451

Commitments and contingencies                                                --

Minority interest                                                        (1,191)

Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized, 1,000,000 shares issued and outstanding                 1,000
    Common stock; $0.001 par value; 50,000,000 shares
      authorized, 49,139,950 shares issued and outstanding               49,140
    Additional paid-in capital                                          381,560
    Accumulated deficit during the development stage                   (816,044)
                                                                    -----------
      Total stockholders' deficit                                      (384,344)
                                                                    -----------

Total liabilities and stockholders' deficit                         $ 1,645,916
                                                                    ===========

                See Accompanying Notes to Financial Statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                    For the             For the                For the              For the
                                               three months ended    three months ended   nine months ended    nine months ended
                                               September 30, 2004    September 30, 2003   September 30, 2004   September 30, 2003
                                               ------------------    ------------------   ------------------   ------------------
Revenue                                            $  1,065,348         $    271,679         $  1,065,348         $    634,868

Cost of revenue                                         952,683              260,775              954,312              583,023
                                                   ------------         ------------         ------------         ------------

Gross profit                                            112,665               10,904              111,036               51,845

Operating expenses
   Consulting and professional fees                          --                   --                   --               69,500
   General and administrative                            31,291                9,820               86,414               38,954
                                                   ------------         ------------         ------------         ------------

     Total operating expenses                            31,291                9,820               86,414              108,454
                                                   ------------         ------------         ------------         ------------

Loss from operations                                     81,374                1,084               24,622              (56,609)

Other income (expense)
   Interest expense                                     (12,896)             (14,444)             (32,803)             (31,312)
   Other income (expense)                                (2,549)                  --                  229                   --
                                                   ------------         ------------         ------------         ------------
     Total other income (expense)                       (15,445)             (14,444)             (32,574)             (31,312)

Loss before minority interest                            65,929              (13,360)              (7,952)             (87,921)

Minority interest                                       (16,965)               2,239               (9,007)              (1,405)
                                                   ------------         ------------         ------------         ------------

Loss before provision for income taxes                   48,964              (11,121)             (16,959)             (89,326)

Provision for income taxes                                   --                   --                   --                   --
                                                   ------------         ------------         ------------         ------------

Net Income (loss)                                  $     48,964         $    (11,121)        $    (16,959)        $    (89,326)
                                                   ============         ============         ============         ============

Basic and diluted loss per common share            $       0.00         $      (0.00)        $      (0.00)        $      (0.00)
                                                   ============         ============         ============         ============

Basic and diluted weighted average
   common shares outstanding                         49,139,950           49,139,950           49,139,950           49,052,038
                                                   ============         ============         ============         ============

                See Accompanying Notes to Financial Statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                          For the nine months       For the nine months
                                                                                 ended                     ended
                                                                          September 30, 2004        September 30, 2003
                                                                          -------------------       --------------------
   Net loss                                                                    $ (16,959)                $ (89,326)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Minority interest                                                             9,007                     1,405
   Changes in operating assets and liabilities
     Properties held for development or sale                                    (841,062)                  439,135
     Prepaid commissions                                                              --                    (4,441)
     Accounts receivable - related party                                           3,000                   (57,264)
     Accounts receivable                                                            (539)                       --
     Accounts payable- related parties                                             2,777                    10,740
     Accounts payable                                                            191,889                    52,788
                                                                               ---------                 ---------
       Net cash provided (used) by operating activities                         (651,887)                  353,037

Cash flows from financing activities
   Proceeds from notes payable, net of payments                                  694,788                        --
   Payments on notes payable                                                          --                  (398,143)
                                                                               ---------                 ---------
       Net cash provided (used) by financing activities                          694,788                  (398,143)
                                                                               ---------                 ---------

Net change in cash                                                                42,901                   (45,106)

Beginning cash balance                                                             1,739                    47,053
                                                                               ---------                 ---------

Ending cash balance                                                            $  44,640                 $   1,947
                                                                               =========                 =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                  $      --                 $      --
                                                                               =========                 =========

   Cash paid for interest                                                      $  32,803                 $  31,312
                                                                               =========                 =========

                See Accompanying Notes to Financial Statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Altrimega Health Corporation and Subsidiary. (the "Company").

      The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Altrimega Health Corporation and Subsidiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of approximately $133,000 for the year ended December 31, 2003, with an accumulated loss from inception of approximately $799,000. The Company's current liabilities exceed its current assets by approximately $475,000 as of December 31, 2003. The Company had a net loss of approximately $17,000 for the nine months ended September 30, 2004 and an accumulated deficit of approximately $816,000 at September 30, 2004. The Company's current liabilities exceeded its current assets by approximately $480,000 at September 30, 2004.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred.
Advertising expenses was $6,790 and $- for the year ended December 31, 2003. Advertising expenses for the three months ended September 30, 2004 was $-0-.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTINGPOLICIES (CONTINUED)

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2004.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the three months ended September 30, 2004, for the year ended December 31, 2003 and the period from July 3, 2002 (Inception) through December 31, 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the three months ended September 30, 2004 or the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the three months ended September 30, 2004 or the years ended December 31, 2003 and 2002.

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

4. NOTES PAYABLE

Notes payable consists of the following as of September 30, 2004:

Promissory note payable secured by real estate, payable in
monthly installments of interest only at 6.0%, due March 2005       $   70,000

Promissory note payable secured by real estate, payable in
quarterly installments of interest only at prime lending
rate plus 0.5% (4.75% as of September 30, 2004), due
December 2004                                                          200,000

Promissory note payable with ability to draw up to $360,000
secured by real estate, payable in monthly installments of
interest only at prime lending rate plus 0.5% (4.75% as of
September 30, 2004), due December 2004                                   3,773

Promissory note payable with ability to draw up to $365,000
secured by real estate, payable in monthly installments of
interest only at prime lending rate plus 0.5% (4.75% as of
September 30, 2004), due December 2004                                  91,011

Promissory note payable with ability to draw up to $760,000
secured by real estate, payable in monthly installments of
interest only at prime lending rate plus 0.5% (4.75% as of
September 30, 2004), due December 2004                                 505,560

Promissory note payable with ability to draw up to $640,000
secured by real estate, payable in monthly installments of
interest only at prime lending rate plus 0.5% (4.75% as of
September 30, 2004), due September 2005                                304,803

Promissory note payable with ability to draw up to $690,000
secured by real estate, payable in monthly installments of
interest only at prime lending rate plus 0.5% (4.75% as of
September 30, 2004), due July 2005                                     364,641
                                                                    ----------
                                                                     1,539,788
Less amounts due within one year:                                    1,539,788
                                                                    ----------
Long-term portion of loan payable                                   $       --
                                                                    ==========

5. RELATED PARTY TRANSACTIONS

Accounts receivable - related party - As of September 30, 2004, the Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding, LLC, which as of September 30, 2004 totaled $59,560.

Accounts payable - related parties - As of September 30, 2004, officers-directors, and their controlled entities, have acquired 36% of the outstanding stock of the Company, after the conversion of the preferred shares to common shares, and have made non-interest bearing, due on demand loans to the Company totaling $263,688.

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

7. COMMITMENTS AND CONTINGENCIES

Leased facility - The Company paid $600 per month to lease a townhouse unit for its model on a non-cancelable lease which expired in April 2004. The owner of the unit agreed to a three-month extension of the lease for $2,400. The lease agreement is currently expires and the Company no longer leases this unit.

The Company has a consulting agreement, with unrelated parties, which provides for a quarterly payment of $45,000.

8. SUBSEQUENT EVENTS

During October 2004, the Company signed a non-binding Letter of Intent to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., in exchange for the issuance of 26,000,000 shares of the Altrimega Health Corporation common stock to the current shareholders of Top Gun Sports & Entertainment, Inc. Altrimega Health would effect a 1-for-1000 reverse stock split prior to closing the proposed merger. This acquisition is conditioned upon Altrimega Health increasing its authorized shares of common stock to 250,000,000, obtaining specified financing and obtaining approval of a majority of its shareholders.

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

GOING CONCERN

      As reflected in Altrimega's financial statements for the three months ended September 30, 2004, Altrimega's accumulated deficit of $816,044 and its working capital deficiency of $480,095 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for September 30, 2004 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.

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

PRINCIPALS OF CONSOLIDATION

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to December 31, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

REVENUES

      Revenue for the three month period ended September 30, 2004, was $1,065,348, an increase of $793,669, as compared to $271,679 in revenues for the same period ended September 30, 2003. The increase in revenues in 2004 was attributable to the sales of nine units at the Sea Garden project in the third quarter, where the Company sold 2 units in 2003. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

         COST OF REVENUE. There was $952,683 cost of revenue for the three month period ended September 30, 2004, compared to $260,775 in the September 30, 2003 period. The difference is attributable to the additional unit sales in 2004 compared to unit sales in 2003.

         GROSS PROFIT. Gross profit for the three month period ended September 30, 2004 was $112,665 due to increase unit sales at the Sea Garden project. The gross profit for the three months ended September 30,2003 was $10,904.

         OPERATING EXPENSES. Operating expenses for the three month period ended September 30, 2004, were $31,291, as compared to $9,820, for the three period ended September 30, 2003. Operating expenses in 2004 consisted of $31,291 in general and administrative expenses. The increase of $21,471 from 2003 to 2004 was attributable to an increase in legal and accounting costs related to restating the Company's financial reports for past periods.

      OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended September 30, 2004, was a net expense of $15,445, an increase of $1,011, as compared to a net expense of $14,444 for the three month period ended September 30, 2003. The expense in the 2004 period consisted mainly of $12,896 in interest expense.

      NET INCOME (LOSS). Altrimega had a net income of $48,964 for the three month period ended September 30, 2004, as compared to a net loss of ($11,121) for the period ended September 30, 2003. The difference of $60,085 was attributable to increased unit sales at the Sea Garden project.

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

REVENUES

      Revenue for the nine month period ended September 30, 2004, was $1,065,348, an increase of $430,480, as compared to $634,868 in revenues for the nine month period ended September 30, 2003. The increase in revenues in 2004 was attributable to the sales of nine units at the Sea Garden project in 2004. We anticipate revenues for the fiscal year ending 2004 to consist mainly or completely of the sale of units at the Sea Garden Project.

COST OF REVENUE

      There was $954,312 cost of revenue for the nine month period ended September 30, 2004, compared to $583,023 in the September 30, 2003 nine month period. The difference is attributable to additional unit sales in 2004 compared to unit sales in 2003.

GROSS PROFIT

      Gross profit for the nine month period ended September 30, 2004 was $111,306. The gross profit relates to the sale of units at the Sea Garden project. The gross profit for the nine month period ended September 30, 2003 was $51,845.

OPERATING EXPENSES

      Operating expenses for the nine month period ended September 30, 2004, were $86,414, as compared to $108,454, for the nine month period ended September 30, 2003. Operating expenses in 2004 consisted of $86,414 in general and administrative expenses. The decrease of $22,040 from 2004 to 2003 was attributable to a decrease in consulting and professional fees, which equaled $69,500 in the nine month period ended September 30, 2003.

OTHER INCOME (EXPENSE)

      Other income (expense) for the nine month period ended September 30, 2004, was a net expense of $32,574, as compared to a net expense of $31,312 for the nine month period ended September 30, 2003. Other expense in 2004 and 2003 was primarily attributable to interest expense from loans used in the construction of buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

      NET LOSS Altrimega had a net loss of $16,959 for the nine month period ended September 30, 2004, as compared to a net loss of $89,326 for the nine month period ended September 30, 2003. The decrease of $72,367 was mostly attributable to a combination of decreased consulting fees and additional unit sales in the Sea Garden project in the September 30, 2004 nine month period.

LIQUIDITY AND CAPITAL RESOURCES

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net loss of $16,959 and $89,326 for the nine month periods ended September 30, 2004 and September 30, 2003, respectively, and has an accumulated deficit of $816,044 at September 30, 2004. As of September 30, 2004, we had total assets of $1,645,916 and total liabilities of $2,031,451, a difference of $385,535. Additionally, our current assets were $1,551,356 and our current liabilities were $2,031,451, creating a working capital deficit of $480,095. The majority of the assets, $1,500,557 consist of building sites contained within the Sea Garden town home community.

      Consequently, the majority of our liabilities, $1,539,788 are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $263,688 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Altrimega will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      We had limited operations and revenues during the nine month period ended September 30, 2004. Our shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the period did these short term loans exceed $50,000.

      For the nine months ended September 30, 2004, the Company used net cash in operations of $651,887, no cash for investing activities and had $694,788 in cash provided by financing activities as a result of proceeds from notes payable.

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

      We have incurred losses since inception. Management believes that it will require approximately $50,000 in additional capital to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden. Altrimega currently has approximately $44,640 in cash and cash equivalents as of September 30, 2004.

PLAN OF OPERATION

      The Company derives it revenue from the sale of developed or undeveloped real estate parcels. At present, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina These Town Homes sell in the $95,000 to $105,000 range per Town Home unit. The Company owns the building sites for an additional 49 units and is under construction on all remaining units. These units have been pre-sold and all sales and construction are set to be completed by January 30, 2005.

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

      Management has implemented this plan to attempt to overcome the Company's serious going concern conditions. The first step is to reduce operating costs. To this end the Company's President and Chief Executive Officer, John Gandy, has assumed almost all of the Company's functions from sales and marketing, locating and evaluating new real estate projects, most accounting functions, shareholder relations and general administrative functions. Mr. Gandy has foregone any compensation for the last half of 2003, and has committed to continue with no compensation through at least the first six months of 2004. Mr. Gandy continues to receive no compensation. The Company's Chief Financial Officer is receiving no compensation. The Company anticipates reduced consulting expense in the next fiscal year. Only one consultant is on hand for additional help in evaluating projects and working with the accounting and reporting functions of the Company. Administrative expenses, including mostly legal and accounting charges, will constitute the largest expense items for the year. The Company has made arrangements with these outside professionals to work more efficiently with them to help reduce the overall costs associated with these services.

      In addition, the Company has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company must completely prior comments from the Securities and Exchange Commission concerning some of Altrimega's prior filings. Management is in the process of correcting this filing.

      For the next 12 months we anticipate that we will need $150,000 to continue to fund basic operations, in addition to funding necessary to acquire and develop real estate projects. The Company anticipates approximately $180,000 in consulting fees in the next fiscal year and only minor operating expenses. Any new real estate projects will require debt financing. In summary, we expect expenses to decline in the coming fiscal year due to a decrease in consulting fees and no other increases in operating expenses.

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

      (B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      None

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

EXHIBIT
NUMBER   TITLE OF DOCUMENT                                LOCATION
------   -----------------                                --------

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

      (B) REPORTS ON FORM 8-K:

      On October 8, 2004, Altrimega Health Corporation, d/b/a Creative Holdings & Marketing Corporation signed a non-binding Letter of Intent to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., in exchange for the issuance of 26,000,000 shares of the Altrimega Health Corporation common stock to the current shareholders of Top Gun Sports & Entertainment, Inc. Altrimega Health would effect a 1-for-1000 reverse stock split prior to closing the proposed merger. This acquisition is conditioned upon Altrimega Health increasing its authorized shares of common stock to 250,000,000, obtaining specified financing and obtaining approval of a majority of its shareholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVEMBER 15, 2004                 ALTRIMEGA HEALTH CORPORATION

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