Form 10KSB/A
period 2003-12-31
ALTRIMEGA HEALTH CORP
filed 2005-01-11
CIK 1103086

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

      For the transition period from __________________to __________________

                          ALTRIMEGA HEALTH CORPORATION
               (Exact name of registrant as specified in charter)

                            Nevada                                                      87-0631750
-------------------------------------------------------------                    -------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer I.D. No.)

4702 Oleander Drive, Suite 200, Myrtle Beach, SC                       29577
------------------------------------------------                       -----
    (Address of principal executive offices)                           (Zip)

Issuer's telephone number, including area code                    (843) 497-7028
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

(1) Yes |X|    No  |_|                                  (2)   Yes  |X|  No  |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

PART I....................................................................................................................1
   Forward-Looking Statements.............................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS.......................................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES.....................................................................................4
   ITEM 3.  LEGAL PROCEEDINGS.............................................................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.........................................................5
PART II...................................................................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....................................................7
   ITEM 7.  FINANCIAL STATEMENTS.........................................................................................12
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................12
   ITEM 8A.  CONTROLS AND PROCEDURES.....................................................................................12
PART III.................................................................................................................14
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
   EXCHANGE ACT..........................................................................................................14
   ITEM 10.  EXECUTIVE COMPENSATION......................................................................................15
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................16
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................17
PART IV..................................................................................................................19
   ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................................................................19
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES......................................................................19
EXHIBIT 31.1..............................................................................................................1
EXHIBIT 31.2..............................................................................................................1
EXHIBIT 32.1..............................................................................................................1
FINANCIAL STATEMENTS....................................................................................................F-1

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


ITEM 1.  DESCRIPTION OF BUSINESS


Current Business Operations

         As of December 31, 2003, the Company is a real estate development business and strives to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina, area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. The Company's business strategy includes a focus on interval ownership, or time-share, properties that cater to this major tourism industry. As well, the Company intends to develop projects in the medium price ranges for the area's permanent service industry population. Management intends to attempt to seek out low-risk projects throughout the Carolinas that do not require large financing commitments. However, on December 17, 2004, Altrimega Health Corporation, d/b/a Creative Holdings & Marketing Corporation signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., in exchange for the issuance of 15,750,000 shares of the Altrimega Health Corporation common stock to the current shareholders of Top Gun Sports & Entertainment, Inc. The closing of the transaction is conditioned upon Altrimega's shareholders approving a change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and Top Gun Sports receiving a minimum of $750,000 through a private placement of convertible debt. The Company is in the process of completing a preliminary information statement relating to the shareholder approval issues relating to the Top Gun Sports transaction.

         At present, the Company is developing one project, which is located in the Myrtle Beach, South Carolina area.


Sea Garden Town Homes

         The Company's only active real estate project is the Sea Garden Town Home Community in North Myrtle Beach, South Carolina. The Company is developing this project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 59 units in a 175 unit, 2 bedroom, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Maxine Roe, an individual, of Myrtle Beach, South Carolina

         The development consists of buildings that have either 4 or 5 town home units per building. The community currently consists of 126 sold units. The Company acts as the developer, and hires independent contractors to perform all of the construction services. The Company is now building 4 and 5 unit town home buildings and marketing these town homes in the $95,000 to $105,000 range. The Company believes demand for new units is strong. Revenue is generated as units are completed and delivered to the purchaser. These units are not time-share units, but instead, traditional two-story townhouse units.

         The Company completed construction on ten new units in the year ended December 31, 2003. All ten of these units were sold in the year ended December 31, 2004. Since inception through January 10,2005, the Company has sold and closed a total of 34 units of the Sea Garden project.


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


Altrimega Has Historically Lost Money And Losses May Continue In The Future

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003, we lost $132,822. Our accumulated deficit was $799,085 as of December 31, 2002. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue real estate projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.


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


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2003. However, the Exchange Agreement with Creative Holdings, Inc. requires us to obtain approval of an increased capitalization to 800 million shares and name change. Based on the cancellation of the Series A Preferred Stock in December 2004 and January 2005, the Company has withdrawn its Information Statement to increase its authorized shares of common stock and change its name to Creative Holdings & Marketing Corporation.

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

Period Ended December 31, 2002                                                  High Bid                   Low Bid
----------------------------------------------------                            --------                   --------
First Quarter                                                                     $0.210                    $0.030
Second Quarter                                                                    $0.080                    $0.020
Third Quarter                                                                     $0.080                    $0.020
Fourth Quarter                                                                    $0.053                    $0.020

Period Ended December 31, 2003                                                  High Bid                   Low Bid
----------------------------------------------------                            --------                   --------
First Quarter                                                                     $0.025                    $0.003
Second Quarter                                                                    $0.011                    $0.002
Third Quarter                                                                     $0.008                    $0.004
Fourth Quarter                                                                    $0.011                    $0.002

Period Ended March 31, 2004                                                     High Bid                   Low Bid
----------------------------------------------------                            --------                   --------
First Quarter                                                                      $.010                    $0.005

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

         The Company issued 3,000,000 for accounts payable of $39,500 at $0.03 per share to Earl Ingarfield, an unaffiliated party in 2002.

         The Company issued 3,200,000 for cash and services at $0.001 per share to the Company's founders in 2002.

Securities Authorized For Issuance Under Equity Compensation Plan

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2003.

                                                                                                              Number
                                                                                                           Of Securities
                                                                                                             Remaining
                                                                                                             Available
                                                                          Number                            For Future
                                                                      Of Securities                          Issuance
                                                                       To Be Issued    Weighted-Average    Under Equity
                                                                      Upon Exercise    Exercise Price   Compensation Plans
                                                                      Of Outstanding   Of Outstanding       (Excluding
                                                                         Options,         Options,          Securities
                                                                       Warrants And     Warrants And         Reflected
                                                                          Rights           Rights         In Column (a))
                                                                      --------------    --------------    ------------------
                                                                           (a)               (b)                (c)
-------------------------------------------------------------         --------------    --------------    ------------------
Equity compensation plans approved by security holders                              0               --                    0
Equity compensation plans not approved by security holders                          0               --                    0
TOTAL                                                                               0               --                    0


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

         Gross profit. Gross profit for the year ended December 31, 2003, was $43,161, or $4.77% of revenue. The gross profit relates to the sale of units at the Sea Garden project

         Operating Expenses. Operating expenses for the year ended December 31, 2003, were $101,025, or 11.16% of revenue, as compared to $661,384, for the year ended December 31, 2002. Operating expenses in 2003 consisted of $69,500 in consulting and professional fees and $31,525 in general and administrative expenses. The decrease of $560,359 from 2002 to 2003 was almost entirely attributable to a decrease in consulting and professional fees, which equaled $631,756 in 2002.

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


         Net Loss. Altrimega had a net loss of $132,822 for the fiscal year ended December 31, 2003, as compared to a net loss of $666,263 for the fiscal year ended December 31, 2002. The decrease of $533,441 was mostly attributable to the $560,359 decrease in consulting and professional fees in 2003. In addition, Altrimega generated revenue and minimal gross profit in 2003.


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

Plan Of Operation for 2004

         The Company derives it revenue from the sale of developed or undeveloped real estate parcels. As of 2003 and 2004, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina These Town Homes sell in the $95,000 to $105,000 range per Town Home unit. The Company owns the building sites for an additional 49 units and is under construction on 15 units.

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

         From time to time, Altrimega may evaluate potential acquisitions involving complementary businesses, content, products or technologies. As of 2003, Altrimega had no agreements or understanding with respect to any such acquisition. Altrimega's future capital requirements will depend on many factors, including an increase in Altrimega's real estate projects, and other factors including the results of future operations. However, on December 17, 2004, Altrimega Health Corporation, d/b/a Creative Holdings & Marketing Corporation signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., in exchange for the issuance of 15,750,000 shares of the Altrimega Health Corporation common stock to the current shareholders of Top Gun Sports & Entertainment, Inc. The closing of the transaction is conditioned upon Altrimega's shareholders approving a change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and Top Gun Sports receiving a minimum of $750,000 through a private placement of convertible debt. The Company is in the process of completing a preliminary information statement relating to the shareholder approval issues relating to the Top Gun Sports transaction.

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


ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of Health Express required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.


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

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


General

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                        POSITION(S)
NAME                                  AGE              WITH THE COMPANY                   DIRECTOR SINCE
-------------------------------     ------             ------------------------------     --------------
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

         Altrimega's directors were appointed in connection with the Share Exchange Agreement between the Company Creative Holdings and hold office until their successors are elected. Altrimega intends to elect new directors through written consent during 2005. Altrimega's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

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


Security Ownership Of Certain Beneficial Owners (Common)

                                                                                     Amount and Nature
                                           Name and Address                            of Beneficial       Percentage of
Title of Class                             Beneficial Owner                            Ownership(1)           Class(2)
--------------------------                 -------------------------                 ------------------    ----------------
Common                                     Rio Investment Group, LLC                          6,200,000              13.43%
                                           25 Greystone Manor
                                           Lewes, Delaware  19958

Common                                     Quickstep, LLC                                     4,879,750              10.57%
                                           2033 Main Street
                                           Sarasota, FL  34231


Security Ownership Of Certain Beneficial Owners (Preferred)

                                                                                     Amount and Nature
                                           Name and Address                            of Beneficial       Percentage of
Title of Class                             Beneficial Owner                            Ownership(1)           Class(2)
--------------------------                 -------------------------                 ------------------    ----------------
Preferred                                  Great West, LLC                                      250,647              25.06%
                                           1960 Stickney Point Road
                                           Sarasota, FL  34231

Preferred                                  Quickstep, LLC                                       250,647              25.06%
                                           2033 Main Street
                                           Sarasota, FL  34231


Security Ownership Of Management Of Altrimega (Common)

                                                                                           Amount and
                                                                                           Nature of
                               Name and Position                                           Beneficial       Percentage of
Title of Class                 of Officer and/or Director                                 Ownership(1)        Class(2)
--------------------------     ---------------------------------------------         ------------------    ----------------
Common
Common                         John W. Gandy, President, C.E.O. and Director                   2,554,750              5.19%
Common                         Chicora Beach Holiday**                                            14,825              0.02%
Common                         Wofford Capital***                                                 33,737              0.05%
Common                         Gandy Associates^                                                 625,000              1.28%
Common                         Gandy Family Investments^^                                        750,000              1.54%
Common                         Ron Hendrix, C.F.O., Secretary                                  1,668,250              3.41%
Common                         Hendrix & Gandy*                                                   21,000              0.03%
Common                         John Smith III, Director                                          348,400              0.72%
Common                         All Officers and Directors as a Group (3 Persons)               4,840,962              9.85%
Common                         Total Beneficial Ownership                                      6,015,962             12.24%

                                                                                           Amount and
                                                                                           Nature of
                               Name and Position                                           Beneficial       Percentage of
Title of Class                 of Officer and/or Director                                 Ownership(1)        Class(2)
--------------------------     ---------------------------------------------         ------------------    ----------------
Preferred
Preferred                      John W. Gandy, President, C.E.O. and Director                      62,730              6.27%
Preferred                      Chicora Beach Holiday**                                             4,355               .43%
Preferred                      Wofford Capital***                                                  1,687               .16%
Preferred                      Gandy Associates^                                                  31,250              3.12%
Preferred                      Gandy Family Investments^^                                         37,500              3.75%
Preferred                      Ron Hendrix, C.F.O., Secretary                                     83,410              8.34%
Preferred                      Hendrix & Gandy*                                                    1,055               .13%
Preferred                      John Smith, Director                                               17,422              1.74%
Preferred                      All Officers and Directors as a Group (3 Persons)                 179,317             19.93%
Preferred                      Total Beneficial Ownership                               ----------------
                                                                                                 239,409             23.94%

---------------

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

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(1)Financial Statements. The audited financial statements for 2003 are attached to this report.

         (a)(2)Exhibits. The following exhibits are included as part of this report:

Exhibit Number                Title of Document                                Location
----------------------       -----------------------------------------------   -------------------------------------------
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

99.1                          Sea Garden Agreement                             Provided herewith

         (b)Reports on Form 8-K. During the last quarter of the fiscal year ended December 31, 2003, the Company did not file any current reports on Form 8-K with the Commission. On April 14, 2004, the Company filed a Form 8-K reporting under Item 4 that the Company engaged L.L. Bradford & Company, LLC, as its independent auditors, replacing Seller & Andersen, L.L.C.


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

January 10, 2005              ALTRIMEGA HEALTH CORPORATION


                             By: /s/ John Gandy
                                 ----------------------------------------------
                                 John Gandy,
                                 Chief Executive Officer and Director



January 10, 2005             By: /s/ Ron Hendrix
                                 ----------------------------------------------
                                 Ron Hendrix,
                                 Chief Financial Officer, Principal Accounting Officer, Secretary and Director.

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
                                                                           ===========

                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 Period from
                                                                July 3, 2002
                                                             (Date of inception)
                                                                   through
                                          For the year ended   December 31, 2002
                                          December 31, 2003       (RESTATED)
                                          ----------------    ----------------

Revenue                                   $        904,918    $             --

Cost of revenue                                    861,757                  --
                                          ----------------    ----------------

Gross profit                                        43,161                  --

Operating expenses
    Consulting and professional fees                69,500             631,756
    General and administrative                      31,525              29,628
                                          ----------------    ----------------

      Total operating expenses                     101,025             661,384
                                          ----------------    ----------------

Loss from operations                               (57,864)           (661,384)

Other income (expense)
    Interest expense                               (88,038)             (8,020)
    Other income                                     6,023                  --
                                          ----------------    ----------------

Loss before minority interest                     (139,879)           (669,404)

Minority interest                                   (7,057)             (3,141)
                                          ----------------    ----------------

Loss before provision for income taxes            (132,822)           (666,263)

Provision for income taxes                              --                  --
                                          ----------------    ----------------

Net loss                                  $       (132,822)   $       (666,263)
                                          ================    ================

Basic and diluted loss per common share   $          (0.00)   $          (0.06)
                                          ================    ================

Basic and diluted weighted average
    common shares outstanding                   49,074,197          11,497,579
                                          ================    ================


                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                Preferred Stock             Common Stock
                                                          -------------------------   --------------------------
                                                             Shares        Amount        Shares        Amount
                                                          -----------   -----------   -----------    -----------
Balance at July 3, 2002 (Inception)                                --   $        --            --    $        --

Issuance of common stock to founders for
   cash and founder services, $0.001                               --            --     3,200,000          3,200

Issuance of common stock for acquisition of
   Altrimega Health Corporation, $0.001                     1,000,000         1,000    37,319,700         37,320

Cancellation of shares                                             --            --    (4,879,750)        (4,880)

Issuance of common stock for services,
   weighted average price of $0.03                                 --            --    10,500,000         10,500

Net loss                                                           --            --            --             --
                                                          -----------   -----------   -----------    -----------

Balance at December 31, 2002 (RESTATED)                     1,000,000         1,000    46,139,950         46,140

Issuance of common stock in satisfaction of
accounts payable (including interest of $39,500), $0.03            --            --     3,000,000          3,000

Net loss                                                           --            --            --             --
                                                          -----------   -----------   -----------    -----------

Balance at December 31, 2003                                1,000,000   $     1,000    49,139,950    $    49,140
                                                          ===========   ===========   ===========    ===========




                                                           Additional                     Total
                                                             Paid-In  Accumulated      Stockholders'
                                                            Capital      Deficit         Deficit
                                                         -----------    -----------    -----------
Balance at July 3, 2002 (Inception)                      $        --    $        --    $        --

Issuance of common stock to founders for
   cash and founder services, $0.001                              --             --          3,200

Issuance of common stock for acquisition of
   Altrimega Health Corporation, $0.001                      (38,320)            --             --

Cancellation of shares                                         4,880             --             --

Issuance of common stock for services,
   weighted average price of $0.03                           338,500             --        349,000

Net loss                                                          --       (666,263)      (666,263)
                                                         -----------    -----------    -----------

Balance at December 31, 2002 (RESTATED)                      305,060       (666,263)      (314,063)

Issuance of common stock in satisfaction of
accounts payable (including interest of $39,500), $0.03       76,500             --         79,500

Net loss                                                          --       (132,822)      (132,822)
                                                         -----------    -----------    -----------

Balance at December 31, 2003                             $   381,560    $  (799,085)   $  (367,385)
                                                         ===========    ===========    ===========

                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                         Period from
                                                                                        July 3, 2002
                                                                                     (Date of inception)
                                                                                           through
                                                                      Year Ended       December 31, 2002
Cash flows from operating activities:                              December 31, 2003     (RESTATED)
                                                                    ---------------    ---------------
    Net loss                                                        $      (132,822)   $      (666,263)
    Adjustments to reconcile net loss to
     net cash provided (used) by operating activities:
       Issuance of common stock for services                                 39,500            350,200
       Minority interest                                                     (7,057)            (3,141)
    Changes in operating assets and liabilities
       Properties held for development or sale                              696,703         (1,356,218)
       Accounts receivable - related parties                                (62,560)                --
       Advance deposits                                                          --            (35,000)
       Prepaid commissions                                                      800             (6,400)
       Accounts payable- related parties                                     10,911            250,000
       Accounts payable                                                       3,867             72,219
                                                                    ---------------    ---------------
         Net cash provided (used) by operating activities                   549,342         (1,394,603)

Cash flows from financing activities
    Proceeds from issuance of common stock for cash from founders                --              2,000
    Proceeds from notes payable                                                  --          1,439,656
    Payments on notes payable                                              (594,656)                --
                                                                    ---------------    ---------------
         Net cash provided (used) by financing activities                  (594,656)         1,441,656
                                                                    ---------------    ---------------

Net change in cash                                                          (45,314)            47,053

Beginning cash balance                                                       47,053                 --
                                                                    ---------------    ---------------

Ending cash balance                                                 $         1,739    $        47,053
                                                                    ===============    ===============

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                      $            --    $            --
                                                                    ===============    ===============

    Cash paid for interest                                          $        45,717    $            --
                                                                    ===============    ===============

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

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the period from July 3, 2002 (date of inception) through December 31, 2002. Properly accounting of these items in the revised financial statements has the following effect:

                                                                                             Period from
                                                                           Period from       July 3, 2002
                                                                          July 3, 2002        (Date of
                                                                        (Date of inception)   inception)
                                                                            Through             Through          RESTATED
                                                                            December 31,    December 31, 2002    Increase
                                                                               2002            (RESTATED)       (Decrease)
                                                                         -----------------  -----------------  -----------
Revenue                                                                     $       --        $       --       $       --
Operating expenses                                                             497,648           661,384          163,736
Loss from operations                                                         (497,648)         (661,384)        (163,736)
Other expense                                                                       --             8,020            8,020
Loss before minority interest                                                (497,648)         (669,404)        (171,756)
Minority interest                                                                3,141             3,141               --
Loss before provision for income taxes                                       (494,507)         (666,263)        (171,756)
Provision for income taxes                                                          --                --               --
Net loss                                                                     (494,507)         (666,263)        (171,756)
Basic and diluted loss per common share                                    $    (0.01)       $    (0.06)      $    (0.05)
Basic and diluted weighted average common shares outstanding                41,807,000        11,497,579     (30,309,421)


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