Form 10QSB/A
period 2004-09-30
ALTRIMEGA HEALTH CORP
filed 2005-01-11
CIK 1103086

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

                          ALTRIMEGA HEALTH CORPORATION
               (Exact name of registrant as specified in charter)

                 NEVADA
      (State or other jurisdiction                      87-0631750
     of incorporation or organization)           (I.R.S. Employer I.D. No.)

     4702 OLEANDER DRIVE, SUITE 200,
            MYRTLE BEACH, SC                               29577
            ----------------                               -----
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
                                                                   ===========

                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                      For the three   For the three   For the nine    For the nine
                                      months ended    months ended    months ended    months ended
                                      September 30,   September 30,   September 30,   September 30,
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
Revenue                               $  1,065,348    $    271,679    $  1,065,348    $    634,868

Cost of revenue                            952,683         260,775         954,312         583,023
                                      ------------    ------------    ------------    ------------

Gross profit                               112,665          10,904         111,036          51,845

Operating expenses
   Consulting and professional fees             --              --              --          69,500
   General and administrative               31,291           9,820          86,414          38,954
                                      ------------    ------------    ------------    ------------

     Total operating expenses               31,291           9,820          86,414         108,454
                                      ------------    ------------    ------------    ------------

Loss from operations                        81,374           1,084          24,622         (56,609)

Other income (expense)
   Interest expense                        (12,896)        (14,444)        (32,803)        (31,312)
   Other income (expense)                   (2,549)             --             229              --
                                      ------------    ------------    ------------    ------------
     Total other income (expense)          (15,445)        (14,444)        (32,574)        (31,312)

Loss before minority interest               65,929         (13,360)         (7,952)        (87,921)

Minority interest                          (16,965)          2,239          (9,007)         (1,405)
                                      ------------    ------------    ------------    ------------
Loss before provision
 for income taxes                           48,964         (11,121)        (16,959)        (89,326)

Provision for income taxes                      --              --              --              --
                                      ------------    ------------    ------------    ------------

Net loss                              $     48,964    $    (11,121)   $    (16,959)   $    (89,326)
                                      ============    ============    ============    ============

Basic and diluted loss
 per common share                     $       0.00    $      (0.00)   $      (0.00)   $      (0.00)
                                      ============    ============    ============    ============

Basic and diluted weighted
 average common shares outstanding      49,139,950      49,139,950      49,139,950      49,052,038
                                      ============    ============    ============    ============

                 See Accompanying Notes to Financial Statements

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the nine  For the nine
                                                     months ended  months ended
                                                     September 30, September 30,
                                                         2004          2003
                                                      ---------      ---------

   Net loss                                           $ (16,959)     $ (89,326)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Minority interest                                    9,007          1,405
   Changes in operating assets and liabilities
     Properties held for development or sale           (841,062)       439,135
     Prepaid commissions                                     --         (4,441)
     Accounts receivable - related party                  3,000        (57,264)
     Accounts receivable                                   (539)            --
     Accounts payable- related parties                    2,777         10,740
     Accounts payable                                   191,889         52,788
                                                      ---------      ---------
       Net cash provided (used)
        by operating activities                        (651,887)       353,037

Cash flows from financing activities
   Proceeds from notes payable, net of payments         694,788             --
   Payments on notes payable                                 --       (398,143)
                                                      ---------      ---------
       Net cash provided (used)
        by financing activities                         694,788       (398,143)
                                                      ---------      ---------

Net change in cash                                       42,901        (45,106)

Beginning cash balance                                    1,739         47,053
                                                      ---------      ---------

Ending cash balance                                   $  44,640      $1,947640
                                                      =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                         $      --      $      --
                                                      =========      =========

   Cash paid for interest                             $  32,803      $  31,312
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

Plan Of Operation for 2004

      As of September 30, 2004, the Company derives it revenue from the sale of developed or undeveloped real estate parcels. At present, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina These Town Homes sell in the $95,000 to $105,000 range per Town Home unit. The Company owns the building sites for an additional 49 units and is under construction on all remaining units. Fifteen units have been completed year to date and eleven of these units have been sold. Thirty-three additional units are under construction and are scheduled for completion by the end of the first quarter of 2005. The Company anticipates based on current sales, deposits and demand for new units that all units will be sold by the end of the first quarter of 2005.

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

      At the present, the Company has no other real estate projects.

      Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until we generate sufficient earnings. Until such time as these projects are generating earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:


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

      From time to time, Altrimega may evaluate potential acquisitions involving complementary businesses, content, products or technologies. As of September 30, 2004, Altrimega had no agreements or understanding with respect to any such acquisition. Altrimega's future capital requirements will depend on many factors, including an increase in Altrimega's real estate projects, and other factors including the results of future operations. However, on December 17, 2004, Altrimega Health Corporation, d/b/a Creative Holdings & Marketing Corporation signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., in exchange for the issuance of 15,750,000 shares of the Altrimega Health Corporation common stock to the current shareholders of Top Gun Sports &
Entertainment, Inc. The closing of the transaction is conditioned upon Altrimega's shareholders approving a change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and Top Gun Sports receiving a minimum of $750,000 through a private placement of convertible debt. The Company is in the process of completing a preliminary information statement relating to the shareholder approval issues relating to the Top Gun Sports transaction and the sale of Creative Holdings, Inc.

      For the next 12 months we anticipate that we will need $750,000 to continue to fund basic operations and develop the Top Gun Sports operations.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      The Company is in the process of filing an information statement relating to the shareholder approval issues connected with the Top Gun Sports transaction, the change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and the election of 3 directors.

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

January 10, 2005                                 ALTRIMEGA HEALTH CORPORATION

                                                 By: /s/ John Gandy
                                                     John Gandy,
                                                     Chief Executive Officer and
                                                     Director


January 10, 2005                                 By: /s/ Ron Hendrix
                                                     ---------------
                                                     Ron Hendrix,
                                                     Chief Financial Officer and
                                                     Secretary