Form 10KSB
period 2004-12-31
ALTRIMEGA HEALTH CORP
filed 2005-03-31
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2004    Commission File Number  0-29057
 -------------------------------------------                            -------


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

 (1)  Yes   |X|   No|_|                                   (2)  Yes   |X|   No|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    |_|

      State issuer's revenues for its most recent fiscal year:       $ 1,989,389

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

      The market value of shares held by nonaffiliates is $177,196 based on the bid price of $0.004 per share at March 22, 2005.

      As of March 22, 2005, the Company had 49,139,950 shares of common stock issued and outstanding.

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

PART II........................................................................6

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........6
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........7
  ITEM 7.   FINANCIAL STATEMENTS..............................................12
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................12
  ITEM 8A.  CONTROLS AND PROCEDURES...........................................12

PART III......................................................................13

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................13
  ITEM 10.  EXECUTIVE COMPENSATION............................................14
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....15
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................16

PART IV.......................................................................18

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K..................................18
  ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES............................19

EXHIBIT 14.1........................................................Exhibit 14.1
EXHIBIT 31.1........................................................Exhibit 31.1
EXHIBIT 32.1........................................................Exhibit 31.2
EXHIBIT 32.1........................................................Exhibit 32.1
FINANCIAL STATEMENTS.........................................................F-1

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

      Pursuant to the Share Exchange Agreement, effective as of August 15, 2002 by and among Altrimega, Creative Holdings and the shareholders of Creative Holdings, the shareholders would exchange with, and deliver to, Altrimega 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of Altrimega and 1,000,000 shares of Series A Convertible Preferred Stock of Altrimega. Each share of Series A Convertible Preferred Stock would be convertible into 300 shares of common stock of Altrimega.

      The share exchange was completed on October 17, 2002. At that time, Creative Holdings became a wholly owned subsidiary of Altrimega. Ultimately, after certain shares were cancelled, the former shareholders of Creative Holdings received 13,619,950 shares of Altrimega's common stock.

      Between December 21, 2004 and January 5, 2005, Altrimega entered into releases with each holder of the Company's 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company's outstanding shares of Series A Preferred Stock.


Current Business Operations

      As of December 31, 2004, Altrimega is operating as a real estate development company in Myrtle Beach, South Carolina. Management believes that, through the proposed acquisition of a Nevada corporation known as Top Gun Sports & Entertainment, Inc. ("Top Gun"), the Company will re-locate its real estate development activities to the Long Island, NY area. To date, the Company has only one real estate development project on which it is working located in North Myrtle Beach, South Carolina. Management intends to finish developing this one project through completion. On December 17, 2004, Altrimega Health Corporation, doing business as Creative Holdings & Marketing Corporation, signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun in exchange for the issuance of 15,750,000 shares of the Altrimega Health Corporation's common stock to the current shareholders of Top Gun. The closing of the transaction is conditioned upon Altrimega's shareholders approving a change of the Company's name to Top Gun, a 1-for-1,000 reverse stock split, and Top Gun receiving a minimum of $750,000 through a private placement of convertible debt issued by Top Gun. If the share exchange is completed, the shares that would be issued upon conversion would be shares of the Company. On March 30, 2005, the parties to the Share Exchange Agreement memorialized an amendment to the agreement, eliminating certain conditions of closing to the transaction, including that the Company sell the assets of the Creative Holdings, Inc. subsidiary and that Top Gun have obtained lease agreements and permits prior to closing.


Current Projects

      The Company's only active real estate project is the Sea Garden Town Home Community in North Myrtle Beach, South Carolina. The Company is developing this project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 27 units in a 173 unit, 2 bedrooms, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Maxine Roe, a resident of Myrtle Beach, South Carolina.

      The development consists of buildings that have either 4 or 5 town home units per building. The community currently consists of 146 sold units. The Company acts as the developer, and hires independent contractors to provide all of the construction services. The Company is now building 4 and 5 unit town home buildings and marketing these town homes in the $125,000 to $145,000 range. The Company believes demand for new units is strong. Revenue is generated as units are completed and delivered to purchasers. These units are traditional two-story townhouse units, not time-share units.

      The Company completed construction on twenty new units in the year ended December 31, 2004. All twenty of these units were sold in the year ended December 31, 2004. Since inception through March 22, 2005, the Company has sold and closed a total of 73 units of the Sea Garden project.


      Competition

      There are a number of interval ownership and town home communities in the greater Myrtle Beach area. Altrimega's project in this area is typically priced in the medium to upper ranges of $150,000 to $250,000. Our only project under development, the Sea Garden property, is located approximately three blocks from the Atlantic coastline and is located in an area that includes more expensive high-rise condominium properties that average in price from $250,000 to $500,000. The increased privacy of a town home residence as opposed to a condominium building residence and the lower pricing of the project as compared to the surrounding offerings have contributed to the sales of the Sea Garden project, where most sales have taken place prior to construction being competed on the units. We expect these trends to remain in place through the completion of the project sometime this fiscal year. As of March 22, 2005 there remain only six units that are not under contract for sale.

      In respect to how the Company's competitive position as compared to other real estate development companies in this geographic region, management believes that our position is considerably weaker than most other companies because of our inability to raise funds or to find guarantors for mortgage loans and our lack of a significant workforce. The lack of capital causes the Company to not be able to participate in many projects that are identified. In respect to how the Company's competitive position as compared to other real estate development companies in the Long Island, NY area, which would be the region that the Company's operations would be located if the Top Gun Share Exchange Agreement is completed, management believes again that our position is considerably weaker than most other companies because of the lack of experience in developing multiple projects and our lack of a significant workforce.


      Employees

      As of March 22, 2005, we have only one paid employee, our President and Chief Executive Officer, John W. Gandy. While Mr. Gandy is a partner in a certified public accounting firm, Mr. Gandy is an employee of the Company. Altrimega has an employment agreement with Mr. Gandy, which started in 2003 that provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if Altrimega had a profit in the previous year. To date, Mr. Gandy has only accrued a salary, and beginning July 1, 2003, he informed the Board of Directors that he would forego any additional salary accruals until such time as the Company improves its financial position. The Board of Directors has voted to reinstate Mr. Gandy's salary beginning January 1, 2005, and provide compensation of $15,000 for the fourth quarter 2004. Our other officer, Ron Hendrix, Chief Financial Officer, is not currently compensated and spends a limited amount of time in the business. Because the Company has limited financial resources, Mr. Hendrix has agreed to perform his services for no compensation to date.


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


Future Losses Are Likely To Occur As We Are Dependent On Spending Money To Evaluate And Pursue Real Estate Projects And Continued Losses Could Cause Us To Curtail Or Even Cease Our Operations

      Since our inception, through December 31, 2003 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2004, we earned our first annual operating profit of $81,923. Our accumulated deficit was $717,162 as of December 31, 2004. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue real estate projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.


Altrimega Will Most Likely Need To Raise Additional Capital Or Debt Funding To Sustain Operations And, If We Are Unable To Raise Additional Capital, When Necessary, We Could Be Forced To Significantly Reduce Our Operations

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


We Have Been The Subject Of A Going Concern Opinion From December 31, 2004 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2004, which states that the financial statements raise substantial doubt as to Altrimega' ability to continue as a going concern. We have had an accumulated loss since inception of $717,162 and our current liabilities exceed our current assets by $347,334 as of December 31, 2004. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If Our Ongoing Operations Do Not Begin To Provide Sufficient Profitability To Offset The Working Capital Deficit We May Have To Raise Capital Or Debt To Fund The Deficit Or Cease Operations

      We had a working capital deficit of $347,334 at December 31, 2004, which means that our current liabilities as of that date exceeded our current assets on December 31, 2004 by $347,334. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit or cease operations.


Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which Could Cause Our Stock Price To Decline Significantly, Thereby Negatively Affecting Our Ability To Raise Capital

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


As A Result Of Our Recent Change In Business Operations To A Real Estate Development Company, We Have Limited Operating History In Our Current Business, Which Makes It Difficult Or Impossible To Evaluate Our Performance And To Make Predictions About Our Future

      Altrimega has only acquired one real estate project, the Sea Garden project. Based on this limited history with real estate projects, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance.

ITEM 2. DESCRIPTION OF PROPERTIES

      Altrimega owns an 80% share of Sea Garden Funding, LLC. The operating agreement that governs the rights of the members of Sea Garden Funding, LLC, Creative Holdings, with an 80% interest and Toe Roe, an unaffiliated party, with the remaining 20% interest, was entered into on November 10, 2002. Sea Garden
Funding owns the remaining units under construction and sites for future construction within the Sea Garden Town Home community in North Myrtle Beach, South Carolina, Sea Garden consists of 146 sold units and 27 units to be constructed and sold by the developer, Sea Garden Funding, LLC. Three different banks hold a mortgage on this property in the summary principal amount of $1,528,312 as of December 31, 2004. The mortgages are satisfied by a $75,000 principal reduction as each new building pad is taken down to develop. Upon sale and closing of each townhouse located on that building pad, an additional $8,500 is paid to the Bank. The terms of the mortgages on the property are for one year, with an interest rate of prime plus one-half percent. Currently, that percentage interest rate is approximately 5.5%. The property, on which this project is being developed, has been adequately insured. The Sea Garden property is located approximately three blocks from the Atlantic coastline and is located in an area that includes more expensive high-rise condominium properties that average in price from $250,000 to $500,000. The increased privacy of a town home residence as opposed to a condominium building residence and the lower pricing of the project as compared to the surrounding offerings have contributed to the sales of the Sea Garden project, where most sales have taken place prior to construction being competed on the units. We expect these trends to remain in place through the completion of the project sometime this fiscal year.


ITEM 3. LEGAL PROCEEDINGS

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      No matters have been submitted to a vote of our shareholders during the fiscal year ended December 31, 2004. However, the Exchange Agreement with Creative Holdings, Inc. requires us to obtain approval of an increased capitalization to 800 million shares and name change. Based on the cancellation of the Series A Preferred Stock in December 2004 and January 2005, the Company has withdrawn its Information Statement to increase its authorized shares of common stock and change its name to Creative Holdings & Marketing Corporation.

      In addition, on January 11, 2005, the Company submitted an Information Statement filing that set forth three proposals to be approved by a majority shareholder vote. The three proposals were (1) an amendment to the Company's articles of incorporation to change the name of the Company to Top Gun Sports & Entertainment, Inc. (2) To authorize a 1-for-1000 reverse stock split of the Company's outstanding common stock, par value $0.001 per share. (3) To elect three new directors. Principal shareholders who collectively hold in excess of 50% of the Company's shares of common stock entitled to vote on the proposals have indicated their intention to vote in favor of the proposals. This information statement will require amendment prior to being approved by the Securities and Exchange Commission, mailing to shareholders, and then the action being taken by a majority of the shareholders by written consent.

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

--------------------------------------------------------------------------------
Period Ended December 31, 2003                          High Bid   Low Bid
------------------------------                          --------   -------
First Quarter                                            $0.025     $0.003
Second Quarter                                           $0.011     $0.002
Third Quarter                                            $0.008     $0.004
Fourth Quarter                                           $0.011     $0.002

Period Ended December 31, 2004                          High Bid   Low Bid
------------------------------                          --------   -------
First Quarter                                            $0.011     $0.005
Second Quarter                                           $0.008     $0.002
Third Quarter                                            $0.009     $0.001
Fourth Quarter                                           $0.018     $0.003

Period Ended March 31, 2005                             High Bid   Low Bid
---------------------------                             --------   -------
First Quarter                                            $0.005     $0.003

--------------------------------------------------------------------------------

      At March 22, 2005, our Common Stock was quoted on the OTC Bulletin Board at a bid and asked price of $0.0031 and $0.004, respectively. At December 31, 2004, we had approximately 83 shareholders of record. The Company has 49,139,950 shares of common stock and no shares of preferred stock outstanding as of March 22, 2004. The Company's authorized capital stock consists of 50,000,000 shares of common stock and 10,000,000 shares of preferred stock.


Dividends

      Altrimega has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Altrimega's operations, its capital requirements, and its overall financial condition.


Changes In Securities

      During the years ended December 31, 2002, December 31, 2003, and December 31, 2004, Altrimega issued the following unregistered securities:

      As a result of the share exchange agreement with Creative Holdings, Altrimega issued the former stockholders of Creative Holdings 13,619,950 shares of common stock and 1,000,000 shares of series A convertible preferred stock.

      The Company issued 3,000,000 for accounts payable of $79,500 at $0.03 per share to Earl Ingarfield, an unaffiliated party in 2002.

      The Company issued 3,200,000 for cash and services at $0.001 per share to the Company's founders in 2002.

Securities Authorized For Issuance Under Equity Compensation Plan

      There have been no securities authorized for issuance under equity compensation plans for the Company during December 31, 2004.


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


Going Concern

      As reflected in Altrimega's financial statements for the twelve months ended December 31, 2004, Altrimega's accumulated deficit of $717,162 and its working capital deficiency of $347,334 raise substantial doubt about its ability to continue as a going concern. The ability of Altrimega to continue as a going concern is dependent on Altrimega's ability to raise additional debt or capital. The financial statements for December 31, 2004 do not include any adjustments that might be necessary if Altrimega is unable to continue as a going concern.


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


Results Of Operations For The Year Ended December 31, 2004, Compared To The Year Ended December 31, 2003


      Revenues

      Revenue for the year ended December 31, 2004, was $1,989,389 an increase of $1,084,471, as compared to $904,918 in revenue for the year ended December 31, 2003. The increase in revenues in 2004 was attributable to increased sales of units at the Sea Garden project, where the Company sold 20 units in 2004, as compared to 10 units in 2003. We anticipate revenues for the fiscal year ending 2005 to consist mainly or completely of the sale of units at the Sea Garden Project.

      Cost of Revenue. Cost of revenue for the year ended December 31, 2004 was $1,697,761, or 85% of revenue, as compared to December 31, 2003, where cost of revenue was $861,757, or 95.23% of revenue. The cost of revenue relates to construction and other costs of units at the Sea Garden project.

      Gross profit. Gross profit for the year ended December 31, 2004 was $291, 628, or 14.6% of revenue as compared to December 31, 2003, where gross profit was $43,161, or 4.77% of revenue. The gross profit relates to the sale of units at the Sea Garden project

      Operating Expenses. Operating expenses for the year ended December 31, 2004 were $135,531, or 6.8% of revenue as compared to December 31, 2003, where operating expenses were $101,025, or 11.16% of revenue. Operating expenses in 2004 consisted of $15,000 in consulting and professional fees and $120,531 in general and administrative expenses. The increase of $34,506 from 2003 to 2004 was almost entirely attributable to increased sales activity at the Sea Garden project.

      Other Income (Expense). Other income (expense) for the year ended December 31, 2004, was a net expense of $31,688, a decrease of $50,327, as compared to a net expense of $82,015 for the year ended December 31, 2003. The decrease in other expense in 2004 was primarily attributable to less interest expense from loans used in the construction of two buildings at Sea Gardens and the two mortgages on the remaining land at the Sea Garden project.

      Net Income. Altrimega had net income of $81,923 for the fiscal year ended December 31, 2004, as compared to a net loss of $132,822 for the fiscal year ended December 31, 2003. This increase was mostly attributable to an increase in sales at the Sea Garden project in 2004.


Liquidity And Capital Resources

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega had a net income of $81,923 and a net loss of $132,822 for the years ended December 31, 2004 and December 31, 2003, respectively, and has an accumulated deficit of $717,162 at December 31, 2004. As of December 31, 2004, we had assets of $1,711,739 and liabilities of $1,964,913, a difference of $253,174.
Additionally, our current assets were $1,617,579 and our current liabilities were $1,964,913, creating a working capital deficit of $347,334. The majority of the assets, $1,612,448, consist of building sites contained within the Sea Garden Town Home Community. Consequently, the majority of our liabilities, $1,528,312, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $276,858 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Altrimega obtaining additional equity capital and ultimately obtaining profitable operations. However, Altrimega may not be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      As of March 22, 2005, the Company had cash on hand of $35,636

      Any shortfall in working capital has been met through advances from our president, John Gandy, and other shareholders who have advanced funds to pay expenses incurred by the Company from time to time. At no time during the fiscal year 2003 or 2004 did these short term loans exceed $50,000.

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

      Altrimega is at present meeting its current obligations from its monthly cash flows, which during 2003, 2004, and to date in 2005 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Altrimega currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Altrimega is dependent on investor capital and loans to meet its expenses and obligations. Although related party loans have allowed Altrimega to meet its obligations in the recent past, there can be no assurances that Altrimega's present methods of generating cash flow will be sufficient to meet future obligations. However, Altrimega may not be able to raise sufficient additional capital in the future.

      Cash used by operating activities was $681,759 for the year ended December 31, 2004, compared to cash provided of $549,342 for 2003. The increase in cash used was due primarily to the development of additional sites at the Sea Garden project.

      Cash provided by financing activities was $683,312 during fiscal year 2004, compared to cash used by financing activities of $594,656 during the same period in 2003. This difference was mainly due to an increase in loan proceeds and loan payments on notes payable in 2004.

      As of December 31, 2004, the Company has six notes payable totaling $1,528,312. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the rate between 5% and 6% and maturities during April through October 2005.

      We have incurred losses since inception until fiscal year ended December 31, 2003. Management believes that it will generate sufficient cash flow to fund overall Company operations for the next twelve months. This amount does not include monies necessary to construct new townhouse units at Sea Garden or if the transaction with Top Gun is consummated.

Plan Of Operation For 2005

      The Company derives its revenue from the sale of developed or undeveloped real estate parcels. As of 2004 and 2005, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina. These Town Homes sell in the $125,000 to $145,000 range per Town Home unit. The Company owns the building sites for an additional 27 units and is under construction on these units Altrimega plans to locate, evaluate and proceed to finance and develop multiple projects. Through its proposed acquisition of Top Gun management plans to develop projects outside of the Myrtle Beach, South Carolina area. The Top Gun development projects are in the Long Island, NY area. Management believes that this area combined with the Myrtle Beach, SC area provides the population growth necessary to achieve profits from new construction projects. For the last three years, management believes Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, we believe the county will have a population of 500,000. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

      On December 17, 2004, the Company, Top Gun Sports, and the shareholders of Top Gun Sports entered into a Share Exchange Agreement relating to a share exchange transaction. Pursuant to the Share Exchange Agreement, the Company shall receive 100% of the outstanding common stock of Top Gun Sports, and the shareholders of Top Gun Sports shall receive 15,750,000 post reverse split shares of the Company's common stock. The closing of the transaction is contingent on the Company completing the 1-for-1000 reverse stock-split that is subject of an Information Statement currently under review by the Securities and Exchange Commission, and will require amendment prior to being mailed to shareholders. While Top Gun Sports has no operating history, it intends to build and operate a professional, state-of-the-art multi-venue motorsports and entertainment facilities. Top Gun Sports also intends to pursue acquisitions of motorsports and entertainment facilities and companies across the U.S. Top Gun Sports' first location is slated to be on county-owned land in Yaphank-Suffolk County, Long Island. Top Gun Sports intends to enter into a public/private joint venture with Suffolk County on approximately 376 acres of land in the area west of Yaphank Avenue in the Town of Brookhaven, adjacent to the Grucci Fireworks plant, the Firematic training facility and the county prison farm. Top Gun Sports intends to build the facility in a multi-phased process by which major revenue can be generated by operating venues as they are completed. The family-friendly facility will provide reasonable, affordable sports, recreation and entertainment to all. The construction will be done with the utmost importance and respect given to preserving, sustaining and protecting the environment of the facility and neighboring communities. Management believes that the Top Gun Sports project will fulfill the need Top Gun Sports believes exists for a major legal motorsport destination on Long Island. As a condition precedent to the Company closing the share exchange agreement with Top Gun Sports, Top Gun Sports must complete a private placement raising a minimum of $750,000 and a maximum of $1,500,000 through the sale of 2-year, 9% convertible notes. The fixed conversion price of the convertible notes is $0.50 per share of common stock. Top Gun Sports shall issue a warrant to purchase 1 share of stock at an exercise price of $1.50 per share for each $1.00 of convertible notes purchased. If the share exchange is completely, Altrimega will have the obligation to repay these debentures. Based on the delays associated with obtaining shareholder approval concerning the conditions of the share exchange agreement, there is a possibility that the Top Gun share exchange will not close.

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

      We believe that the foregoing plan should enable us to generate sufficient funds to continue our operations for the next twelve months.

      Management has implemented this plan to overcome the Company's serious going concern conditions. The first step is to reduce operating costs. To this end the Company's President and Chief Executive Officer, John Gandy, has assumed almost all of the Company's functions from sales and marketing, locating and evaluating new real estate projects, most accounting functions, shareholder relations and general administrative functions. Mr. Gandy has foregone any compensation for the last half of 2003 and through September 30, 2004 period. In the fourth quarter of 2004 Mr. Gandy received a salary accrual of $15,000. The Company's Chief Financial Officer is receiving no compensation. Management believes it will be able to reduce consulting expense in the next fiscal year. Only one consultant is on hand for additional help in evaluating projects and working with the accounting and reporting functions of the Company. Administrative expenses, including mostly legal and accounting charges, will constitute the largest expense items for the year. The Company has made arrangements with these outside professionals to work more efficiently with them to help reduce the overall costs associated with these services.

      In addition, the Company believes it has located some potential sources of equity financing that could contribute to the Company's financial requirements in the upcoming fiscal year. This element is especially critical to the Company's going concern situation. Before these sources can be fully explored, the Company had to correct some of its prior filings with the Securities and Exchange Commission. Management has corrected its prior 1934 Securities Act filings, including its annual report of for 10-KSB for the fiscal year ended December 31, 2002, and its quarterly reports on Forms 10-QSB for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and currently has no additional amendments required. Management intends to explore these potential sources of funding over the next several months.

      For the next 12 months, even without consummating the Top Gun share exchange, we believe that we will need $150,000 to continue to fund basic operations, in addition to funding necessary to acquire and develop real estate projects. The Company anticipates approximately $50,000 in consulting fees in the next fiscal year and only minor operating expenses. If the Top Gun transaction is completed, we believe we should have sufficient funding based on the funds raised by Top Gun as a condition of the share exchange agreement. Any new real estate projects will require debt financing. In summary, we expect to meet operating expenses with existing cash flow and seek out other sources of funding to develop additional real estate projects.

      The Company plans to continue operating with small administrative and consulting fees in the next fiscal year in order to continue operations. Continuing to work with its accounting and legal professionals more efficiently, the Company believes it may be able to reduce its fees for such services. In addition, the Company plans to utilize only one consultant for accounting services.

      From time to time, Altrimega may evaluate potential acquisitions involving complementary businesses, content, products or technologies.


Current Accounting Pronouncements

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.


ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of Altrimega Health Corporation required by Regulation S-B are attached to this report. Reference is made to
Item 13 below for an index to the financial statements.


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


(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


General

      The following table sets forth certain information regarding the current directors and executive officers of the Company:


--------------------------------------------------------------------------------
                                 POSITION(S)
NAME                  AGE      WITH THE COMPANY                  DIRECTOR SINCE
----                  ---      ----------------                  --------------

John W. Gandy         51       President, C.E.O. and  Director   September 2002
Ron Hendrix           60       Secretary and Director            December 2002
John Smith III        43       Director                          December 2002


      There are no family relationships among any of the directors or executive officers of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the SEC. None of the Company's directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), nor has been enjoined from engaging in any business.

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

      Pursuant to the information statement that is currently being reviewed by the Securities and Exchange Commission, a majority of the Company's shareholders intend to vote in favor of the following directors:

      Peter Scalise III. Mr. Scalise has been developing the Top Gun business plan model as CEO of Northeast Motorsports Inc. for the past five years from October 1999-March 2004. He has also been the owner of a nutrition company and has been following and competing in the sport of motocross since the age of three. Mr. Scalise is thoroughly familiar with the sport and has been involved on the associate level for the Supercross Series. Mr. Scalise will also serve as Chairman of the Board of Directors and as President conditioned on the close of the Top Gun Sports share exchange agreement.

      Neil A Rosenberg. Mr. Rosenberg has been the COO of ITTCO Sales Co Inc., in Ronkonkoma, LI, NY, a national wholesale distributor of specialty appearance auto parts and accessories in the U.S. founded in 1978, which he ran from 1978-2004. Mr. Rosenberg is an electrician by trade also has extensive experience in Cable TV, Construction industries. Mr. Rosenberg will also serve as Secretary, Treasurer and Chief Financial Officer of the Company conditioned on the close of the Top Gun Sports share exchange agreement.

      Dr. Robert J. Waylonis. Mr. Waylonis has been retired for the past five years from a very successful OB-GYN practice in the Pittsburgh, PA area for over 40 years. He was one of the first LOTUS automobile dealers in the US with Lotus Cars Of Pittsburgh he later brought in the Datsun line of automobiles and changed the name to Waylonis Motors Of Pittsburgh. He has sponsored several SCCA race teams and is an avid NASCAR fan frequenting dozens of races across the US yearly.


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


ITEM 10. EXECUTIVE COMPENSATION


Cash Compensation

      There was no cash compensation paid to any of our directors or executive officers during the fiscal years ended December 31, 2004, 2003, and 2002.

Employment Agreements

      Altrimega has an employment agreement with John Gandy, starting in 2003, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if the Company had a profit in the previous year. No amounts have been paid by the Company under this agreement. The Company has accrued $50,000 for payments due Mr. Gandy for the first two quarters of 2003. Mr. Gandy has agreed to no additional compensation from July 1, 2003 through September 30, 2004. The board of directors has decided to reinstate the salary beginning January 31, 2005 and accrue a salary of $15,000 for the fourth quarter of 2004.


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Security Ownership Of Certain Beneficial Owners

      The following table sets forth as of March 22, 2005, the name, address and the number of shares of our common stock held of record or beneficially by each person who was known by us to own beneficially, more than 5% of our 49,139,950 issued and outstanding shares of common stock. In addition, the table sets forth the name and shareholdings of each director and of all officers and directors as a group.


Security Ownership Of Certain Beneficial Owners (Common)

--------------------------------------------------------------------------------
                                                    Amount and
                                                     Nature of
                       Name and Address             Beneficial    Percentage
Title of Class         Beneficial Owner            Ownership(1)   of Class(2)
--------------         ----------------            ------------   -----------

Common                 Rio Investment Group, LLC      6,200,000        13.43%
                       25 Greystone Manor
                       Lewes, Delaware 19958

Common                 Great West, LLC                4,879,750        10.57%
                       2033 Main Street
                       Sarasota, FL  34231

Security Ownership Of Management Of Altrimega (Common)

--------------------------------------------------------------------------------
                                                         Amount and
                                                         Nature of
                 Name and Position                       Beneficial  Percentage
Title of Class   of Officer and/or Director             Ownership(1) of Class(2)
--------------   --------------------------             ------------------------

Common
Common           John W. Gandy, President, C.E.O.
                  and Director                             2,554,750       5.19%
Common           Chicora Beach Holiday**                      14,825       0.02%
Common           Wofford Capital***                           33,737       0.05%
Common           Gandy Associates^                           625,000       1.28%
Common           Gandy Family Investments^^                  750,000       1.54%
Common           Ron Hendrix, C.F.O., Secretary            1,668,250       3.41%
Common           Hendrix & Gandy*                             21,000       0.03%
Common           John Smith III, Director                    348,400       0.72%
                                                          ----------       -----

Common           All Officers and Directors as a
                  Group (3 Persons)                        4,840,962       9.85%
Common           Total Beneficial Ownership                6,015,962      12.24%
                                                          ==========      ======

(1) Applicable percentage of ownership is based on 49,139,950 shares of common stock outstanding as of March 22, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or convertible within 60 days of March 22, 2005 are deemed to be beneficially owned by the person holding such preferred shares for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) The percentage calculation has been rounded to the nearest one-hundredth of a percent.
(3) Ownership percentage based on officers and directors' percentage ownership of entity, as set forth below.
*     Hendrix & Gandy is owned 50% by John W. Gandy and 50% by Ron Hendrix.
**    Chicora Beach Holiday is owned 25% by John W. Gandy.
***   Wofford Capital is owned 16.66% by John W. Gandy.
^     Gandy Associates is owned 50% by John W. Gandy.
^^    Gandy Family Investments is owned 30% by John W. Gandy.

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

      Accounts receivable - related party. The Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of December 31, 2004 totaled $59,160.

      Accounts   payable  -  related   parties.   As  of  December   31,   2004,
officers-directors,   and  their  controlled  entities  have  made  non-interest bearing, due on demand loans to the Company totaling $276,858.


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

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. The audited financial statements for 2004 are attached to this report.

      (a)(2) Exhibits. The following exhibits are included as part of this report:

--------------------------------------------------------------------------------
Exhibit
Number   Title of Document                     Location
------   -----------------------------------   ---------------------------------

2.01     SHARE EXCHANGE AGREEMENT among        Incorporated by reference to the
         Altrimega Health Corporation,         Company's report on Form 8-K,
         Creative Holdings, Inc. and the       dated October 2, 2002
         Shareholders of Creative Holdings,
         Inc., dated as of September 2, 2002

4.01     CERTIFICATE OF DESIGNATION AS OF      Incorporated by reference to
         SEPTEMBER 30, 2002                    Exhibit 4.01 to the Company's
                                               Form 10-KSB filed on May 20, 2003

14.1     Code of Ethics                        Provided herewith

31.1     Certification by Chief Executive      Provided herewith
         Officer pursuant to 15 U.S.C.
         Section 7241, as adopted pursuant
         to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certification by Chief Financial      Provided herewith
         Officer pursuant to 15 U.S.C.
         Section 7241, as adopted pursuant
         to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1     Certification by Chief Executive      Provided herewith
         Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant
         to Section 906 of the
         Sarbanes-Oxley Act of 2002

99.1     Share Exchange Agreement with Top     Incorporated by reference to
         Gun Sports                            Exhibit 99.1 to the Company's
                                               Form 8-K filed on December 23,
                                               2004

99.2     Amendment to Share Exchange           Provided herewith
         Agreement

99.3     Sea Garden Agreement                  Incorporated by reference to
                                               Exhibit 99.1 to the Company's
                                               Form 10-KSB/a filed on
                                               January 11, 2005

      (b)   Reports on Form 8-K.

      On April 14, 2004, the Company filed a Form 8-K reporting under Item 4 that the Company engaged L.L. Bradford & Company, LLC, as its independent auditors, replacing Seller & Andersen, L.L.C.

      On October 13, 2004, the Company filed a Form 8-K reporting under Item 5 that the Company signed a Letter of Intent to acquire all of the issued and outstanding shares of Top Gun Sports & Entertainment, Inc.

      On December 23, 2004, the Company filed a Form 8-K reporting under Item 5 that the Company signed a definitive Share Exchange agreement to acquire all of the issued and outstanding shares of Top Gun Sports & Entertainment, Inc.

      On January 11, 2005,  the Company  filed a Form 8-K  reporting  under Item
1.01 that the Company signed releases with all of the holders of the Company's Series A Preferred Stock which resulted in the cancellation of all of that series of stock.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Altrimega incurred the following principal accounting fees for the year ended December 31, 2004 and December 31, 2003.

      Audit Fees. The aggregate fees billed for professional services rendered was $10,000 each for the audits of the Altrimega's annual financial statements for the fiscal years ended December 31, 2003 and December 31, 2004, and the reviews of the financial statements included in Altrimega's annual and quarterly reports for those fiscal years.

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

March 31, 2005             ALTRIMEGA HEALTH CORPORATION


                           By: /s/ John Gandy
                               --------------------
                                   John Gandy,
                                   Chief Executive Officer and Director



March 31, 2005             By:   /s/ Ron Hendrix
                                 --------------------
                                     Ron Hendrix,
                                     Chief Financial Officer, Principal
                                     Financial Officer, Secretary and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         /s/ John Gandy                            March 31, 2005
         ------------------------------------
             John Gandy,
             Chief Executive Officer and Director



         /s/ Ron Hendrix                           March 31, 2005
         ------------------------------------
             Ron Hendrix,
             Chief Financial Officer, Principal
             Financial Officer, Secretary
             and Director

         /s/ John Smith III                        March 31, 2005
         ------------------------------------
             Director

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     (With Report of Independent Registered Public Accounting Firm Thereon)

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

Report of Independent Certified Public Accountants                           F-1

Consolidated financial statements                                            F-2

  Consolidated balance sheet                                                 F-2

  Consolidated statements of operations                                      F-3

  Consolidated statement of stockholders' deficit                            F-4

  Consolidated statements of cash flows                                      F-5

  Notes to consolidated financial statements                                 F-5

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders
Altrimega Health Corporation and Subsidiary
Myrtle Beach, South Carolina

We have audited the accompanying consolidated balance sheet of Altrimega Health Corporation and Subsidiary as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Altrimega Health Corporation and Subsidiary as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.



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


L.L. Bradford & Company, LLC
March 22, 2005
Las Vegas, Nevada

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004



                                     ASSETS

Current assets
   Cash                                                        $ 3,292
   Accounts receivable                                           1,839
   Properties held for development or sale                   1,612,448
                                                         -------------
     Total current assets                                    1,617,579

Other assets
   Accounts receivable - related party                          59,160
   Deposits                                                     35,000
                                                         -------------
     Total other assets                                         94,160
                                                         -------------

Total assets                                               $ 1,711,739
                                                        ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Notes payable                                           $ 1,528,312
   Accounts payable - related parties                          276,858
   Accounts payable                                            159,743
                                                         --------------
     Total current liabilities                               1,964,913
                                                         --------------

Total liabilities                                            1,964,913

Minority interest                                               32,288

Commitments and contingencies                                       --

Stockholders' deficit
   Preferred stock; $0.001 par value; 10,000,000 shares
     authorized, no shares issued and outstanding                   --
   Common stock; $0.001 par value; 50,000,000 shares
     authorized, 49,139,950 shares issued and outstanding       49,140
   Additional paid-in capital                                  382,560
   Accumulated deficit                                        (717,162)
                                                         -------------
     Total stockholders' deficit                              (285,462)
                                                         -------------

Total liabilities and stockholders' deficit                $ 1,711,739

                                                         =============

See Accompanying Notes to Financial Statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the year ended December 31,
                                               --------------------------------
                                                    2004               2003
                                               --------------    --------------

Revenue                                        $    1,989,389    $      904,918

Cost of revenue                                     1,697,761           861,757
                                               --------------    --------------

Gross profit                                          291,628            43,161

Operating expenses
   Consulting and professional fees                    15,000            69,500
   General and administrative                         120,531            31,525
                                               --------------    --------------

     Total operating expenses                         135,531           101,025
                                               --------------    --------------

Income (loss) from operations                         156,097           (57,864)

Other income (expense)
   Interest expense                                   (31,919)          (88,038)
   Other income                                           231             6,023
                                               --------------    --------------
     Total other income (expense)                     (31,688)          (82,015)

Loss before minority interest                         124,409          (139,879)

Minority interest                                      42,486            (7,057)
                                               --------------    --------------

Income (loss) before provision for
   income taxes                                        81,923          (132,822)

Provision for income taxes                                 --                --
                                               --------------    --------------

Net income (loss)                              $       81,923    $     (132,822)
                                               ==============    ==============

Basic and diluted loss per common share        $         0.00    $        (0.00)
                                               ==============    ==============

Basic and diluted weighted average
   common shares outstanding                       49,139,950        49,074,197
                                               ==============    ==============

See Accompanying Notes to Financial Statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Preferred Stock              Common Stock        Additional                       Total
                                   ------------------------     -----------------------    Paid-In     Accumulated     Stockholders'
                                     Shares        Amount        Shares       Amount       Capital       Deficit          Deficit
                                   ----------    ----------    ----------   ----------   ----------   ------------    ------------

Balance at December 31, 2002        1,000,000    $    1,000    46,139,950   $   46,140   $  305,060   $   (666,263)   $   (314,063)

Issuance of common stock in
  satisfaction of accounts
  payable (including interest
   of $39,500), $0.03                      --            --     3,000,000        3,000       76,500             --          79,500

Net loss                                   --            --            --           --           --       (132,822)       (132,822)
                                   ----------    ----------    ----------   ----------   ----------   ------------    ------------

Balance at December 31, 2003        1,000,000         1,000    49,139,950       49,140      381,560       (799,085)       (367,385)

Cancellation of preferred stock    (1,000,000)       (1,000)           --           --        1,000             --              --

Net income                                 --            --            --           --           --         81,923          81,923
                                   ----------    ----------    ----------   ----------   ----------   ------------    ------------

Balance at December 31, 2004               --    $       --    49,139,950   $   49,140   $  382,560   $   (717,162)   $   (285,462)
                                   ==========    ==========    ==========   ==========   ==========   ============    ============


See Accompanying Notes to Financial Statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           For the year ended December 31,
                                                          ---------------------------------
                                                                2004               2003
                                                          --------------    --------------

Cash flows from operating activities
     Net income (loss)                                    $       81,923    $     (132,822)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
         Issuance of common stock for services                        --            39,500
         Minority interest                                        42,486            (7,057)
     Changes in operating assets and liabilities
         Properties held for development or sale                (952,933)          696,703
         Prepaid commissions                                       5,600               800
         Accounts receivable - related party                       3,400           (62,560)
         Accounts receivable                                      (1,839)               --
         Accounts payable- related parties                        15,947            10,911
         Accounts payable                                        123,657             3,867
                                                          --------------    --------------
             Net cash provided (used) by operating
               activities                                       (681,759)          549,342

Cash flows from financing activities
     Proceeds from notes payable, net of payments              3,067,703                --
     Payments on notes payable                                (2,384,391)         (594,656)
                                                          --------------    --------------

             Net cash provided (used) by financing
               activities                                        683,312          (594,656)
                                                          --------------    --------------

Net change in cash                                                 1,553           (45,314)

Beginning cash balance                                             1,739            47,053
                                                          --------------    --------------

Ending cash balance                                       $        3,292    $        1,739
                                                          ==============    ==============

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                           $           --    $           --
                                                          ==============    ==============

     Cash paid for interest                               $       31,919    $       45,717
                                                          ==============    ==============

See Accompanying Notes to Financial Statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

      Description of business - Altrimega Health Corporation (hereinafter referred to as the "Company") was incorporated on June 23, 1999 under the laws of the state of Nevada as Mega Health Corporation. On June 23, 1999 the name of the corporation was changed to Altrimega Health Corporation

      As of December 31, 2004, Altrimega is operating as a real estate development company in Myrtle Beach, South Carolina. Management believes that, through the proposed acquisition of a Nevada corporation known as Top Gun Sports & Entertainment, Inc. ("Top Gun"), the Company will re-locate its real estate development activities to the Long Island, NY area. To date, the Company has only one real estate development project on which it is working located in North Myrtle Beach, South Carolina. Management intends to finish developing this one project through completion. On December 17, 2004, Altrimega Health Corporation, doing business as Creative Holdings & Marketing Corporation, signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun in exchange for the issuance of 15,750,000 shares of the Altrimega Health Corporation's common stock to the current shareholders of Top Gun. The closing of the transaction is conditioned upon Altrimega's shareholders approving a change of the Company's name to Top Gun, a 1-for-1,000 reverse stock split, and Top Gun receiving a minimum of $750,000 through a private placement of convertible debt issued by Top Gun. If the share exchange is completed, the shares that would be issued upon conversion would be shares of the Company.

      History - Altrimega Health Corporation (AHC) was incorporated under the state of Nevada on September 8, 1998 with the name of Mega Health Corporation with authorized common stock of 50,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The terms of the preferred includes conversion rights, at the option of the stockholder of 300 shares of common stock for each share of preferred stock. On June 23, 1999 the name was changed to Altrimega Health Corporation. AHC was organized for the purpose of marketing nutritional products and during the year 2000 became inactive.

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

      Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is nearing the completion of developing its first and only project, with an accumulated loss from inception of approximately
      $717,000. The Company's current liabilities exceed its current assets by approximately $347,000 as of December 31, 2004.

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

      Management's plan, in this regard, is to complete the development and sale real estate in order to provide additional working capital for its future planned activity and to service its debt, which if successful would enable the Company to operate for the coming year. Additionally, as discussed in
      Note 6, the Company plans to complete the acquisition of Top Gun Sports & Entertainment, Inc.


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

      Advertising and marketing costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $1,831 and $6,790 for the years ended December 31, 2004 and 2003, respectively.


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


      As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Accounting methods - The Company recognizes income and expenses based on the accrual method of accounting.

      Sales of property - Real estate sales are reported in accordance with the provisions of Statement of Financial Accounting Standard No. 66
      (Accounting for Sales of Real Estate). Profit from the sales of development properties, less 5% business tax, is recognized by the full accrual method when the sale is consummated. A sale is not considered consummated until (a) the parties are bound by the terms of a contract,
      (b) all consideration has been exchanged, (c) any permanent financing of which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting. Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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

      The Company's only active real estate project is the Sea Garden Town Home Community in North Myrtle Beach, South Carolina. The Company is developing this project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of the remaining 27 units in a 173 unit, 2 bedrooms, 2 bath town home community approximately 3 blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,345 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party.

      The development consists of buildings that have either 4 or 5 town home units per building. The community currently consists of 146 sold units.
      The Company acts as the developer, and hires independent contractors to provide all of the construction services. The Company is now building 4 and 5 unit town home buildings and marketing these town homes in the $125,000 to $145,000 range. The Company believes demand for new units is strong. Revenue is generated as units are completed and delivered to purchasers. These units are traditional two-story townhouse units, not time-share units.

      The Company completed construction on twenty new units in the year ended December 31, 2004. All twenty of these units were sold in the year ended December 31, 2004.

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



      Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.


      The Company granted no options or warrants to employees for compensation for the years ended December 31, 2004 and 2003.

            Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

            Minority interest - Minority interest on the consolidated balance sheet includes third-party investments that the Company consolidates, but does not wholly-own. The net pre-tax results attributed to minority interest holders in consolidated entities are included in minority interest income (expense) in the consolidated statements of operations.

      New accounting pronouncements - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

      Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. In December 2003, the FASB issued FASB Interpretation No. 46R, which served to clarify guidance in FIN No. 46. The FASB deferred the effective date for applying the provisions of FIN No. 46 for certain variable interest entities to periods ending after March 15, 2004. The implementation of FIN No. 46, as revised, had no impact on our financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

      In  December  2004,  the FASB issued SFAS 153,  Exchanges  of  Nonmonetary
      Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

      In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.

2.    BUSINESS COMBINATIONS AND ACQUISITIONS

      Sea Garden Funding, LLC - In November 2003, the Company acquired 80% of Sea Garden Funding, LLC (a South Carolina Limited Liability Company) in exchange for the assumption of certain liabilities. The Company will account for its 80% ownership interest in Sea Garden Funding, LLC using the purchase method of accounting under APB No. 16. The results of operations for the acquired company have been included in the consolidated financial results of the Company from the date of such transaction forward.

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



3.    NOTES PAYABLE

      As of December 31, 2004, the Company has six notes payable totaling $1,528,312. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the rate between 5% and 6% and maturities during April through October 2005.


4.    RELATED PARTY TRANSACTIONS

      Accounts receivable - related party - The Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding LLC, which as of December 31, 2004 totaled $59,160.

      Accounts payable - related parties - As of December 31, 2004, officers-directors, and their controlled entities, have acquired 12.24% of the outstanding stock of the Company, and have made non-interest bearing, due on demand loans to the Company totaling $276,858.

      Executive employment agreement - During 2003 the Company entered into an employment agreement with an officer, which provides for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company has a profit in the previous year. As of July 1, 2003, the officer notified the Company that he would forego any additional accruals of compensation until further notice. this was done to save the Company monies. In the fourth quarter of 2004, the Board of Directors voted to set up a payable of $15,000 for the officer for the quarter, with the first of January 2005 the original agreement being reinstated.

5.    STOCKHOLDERS' DEFICIT

      During the first quarter of 2003, the Company issued 3,000,000 shares of common stock in satisfaction of accounts payable of $79,500 (including interest of $39,500).

      There were no shares issued in 2004.

6.    EXCHANGE AGREEMENT

      On December 17, 2004, the Company signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., ("Top Gun Sports") in exchange for the issuance of 15,750,000 shares of the Company's common stock to the current shareholders of Top Gun Sports. The closing of the transaction is conditioned upon the Company's shareholders approving a change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and Top Gun Sports receiving a minimum of $750,000 through a private placement of convertible debt. The Company is in the process of completing a preliminary information statement relating to these shareholder approval issues.

      On March 30, 2005, the parties to the Share Exchange Agreement memorialized an amendment to the agreement, eliminating certain conditions of closing to the transaction, including that the Company sell the assets of the Creative Holdings, Inc. subsidiary and that Top Gun have obtained lease agreements and permits prior to closing.

Between December 21, 2004 and January 5, 2005, the Company entered into releases with each holder of the Company's 1,000,000 shares of Series A Preferred