Form 10QSB
period 2005-03-31
ALTRIMEGA HEALTH CORP
filed 2005-05-25
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 20, 2005, the Company had 49,139,950 shares of common stock issued and outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                $     23,233
   Accounts receivable                                                        1,959
   Properties held for development or sale                                  915,314
                                                                       ------------

     Total Current Assets                                                   940,506

OTHER ASSETS
   Deposits                                                                  35,000
   Accounts receivable-related party                                         59,160
                                                                       ------------

     TOTAL ASSETS                                                      $  1,034,666
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - secured by residential units for sale               $    480,333
   Accounts payable - related parties                                       277,654
   Accounts payable                                                         150,996
                                                                       ------------

     Total Current Liabilities                                              908,983
                                                                       ------------

MINORITY INTEREST                                                           118,315

COMMITMENTS AND CONTINGENCIES                                                    --

STOCKHOLDERS'  EQUITY
   Preferred stock 10,000,000 shares authorized at $0.001 par value;
     No shares issued and outstanding                                            --
   Common stock 50,000,000 shares authorized at $0.001 par value;
     48,139,950 shares issued and outstanding                                49,140
   Additional paid in capital                                               382,560
   Accumulated deficit                                                     (424,332)
                                                                       ------------

     Total Stockholders' Equity                                               7,368

     TOTAL LIABILITIES & STOCKHOLDERS EQUITY                           $  1,034,666
                                                                       ============


   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (Unaudited)

                                                     March 31,        March 31,
                                                        2005            2004
                                                    ------------    ------------
SALES                                               $  1,748,601    $         --

COST OF SALES                                          1,301,000              --
                                                    ------------    ------------

   Gross Profit                                          447,601              --
                                                    ------------    ------------

EXPENSES
   Consulting and professional fees                       26,250              --
   Administrative                                         32,800          26,322
                                                    ------------    ------------

     TOTAL EXPENSES                                       59,050          26,322
                                                    ------------    ------------

Income (loss) from operations                            388,551         (26,322)

OTHER INCOME (EXPENSE)
   Interest Expense                                       (9,694)        (11,655)
   Other income                                               --           3,150
                                                    ------------    ------------

     TOTAL OTHER (EXPENSE)                                (9,694)         (8,505)
                                                    ------------    ------------

Income (loss) - before minority interest                 378,857         (34,827)
LESS MINORITY INTEREST                                    86,027           4,193
                                                    ------------    ------------

Income (loss) - before provision for income taxes        292,830         (30,634)
                                                    ------------    ------------
Provision for income taxes                                    --              --
                                                    ------------    ------------

Net income (loss)                                   $    292,830         (30,634)
                                                    ============    ============

NET LOSS PER COMMON SHARE
   Basic and diluted                                $       0.01    $         --
                                                    ------------    ------------

AVERAGE  OUTSTANDING SHARES - (stated in 1,000's)
   Basic and diluted                                  49,139,950      49,139,950
                                                    ------------    ------------



   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (Unaudited)

                                                                 March 31,        March 31,
                                                                   2005              2004
                                                              --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                           $      292,830    $      (30,634)

  Adjustments to reconcile net loss to net cash provided by
     operating activities Minority interest                           86,027            (4,193)

  Changes in operating assets and liabilities
    Properties held for development or sale                          697,134           (68,697)
    Accounts receivable-related party                                     --             4,000
    Accounts receivable                                                 (120)               --
    Accounts payable-related                                             796             6,000
    Accounts payable                                                  (8,747)           43,425
                                                              --------------    --------------

      Net Cash from Operations                                     1,067,920           (50,099)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                --
                                                              --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable, net of payments                       224,131           139,752
  Payments on notes payable                                       (1,272,110)          (75,000)
                                                              --------------    --------------
       Net cash provided (used) by financing activities           (1,047,979)           64,752
                                                              --------------    --------------

  Net Increase (decrease) in Cash                                     19,941            14,653

  Cash at Beginning of Period                                          3,292             1,739
                                                              --------------    --------------

  Cash at End of Period                                       $       23,233    $       16,392
                                                              ==============    ==============

  Supplemental disclosure of cash flow information
    Cash paid for interest                                    $        9,694    $       11,655
                                                              --------------    --------------
    Cash paid for income taxes                                $           --    $           --
                                                              ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                   ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Altrimega Health Corporation and Subsidiary (the "Company").

      The interim financial statements present the condensed balance sheet, statements of operations and cash flows of Altrimega Health Corporation and Subsidiary. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Employee stock based compensation - In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Accounting for Stock-Based Compensation." SFAS No. 153 amends the transition and disclosure provisions of SFAS No. 123. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

      The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2005.

3.    NOTES PAYABLE

      As of March 31, 2005, the Company has three notes payable totaling $480,333. The outstanding balances are secured by real estate, payable in quarterly installments of interest only at the rate between 5% and 6% and maturities during July through November 2005.

4.    RELATED PARTY TRANSACTIONS

      Accounts receivable - related party - As of March 31, 2005, the Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding, LLC, which as of March 31, 2005 totaled $59,160.

      Accounts payable - related parties - As of March 31, 2005, officers-directors, and their controlled entities, have acquired 34.33% of the outstanding stock of the Company and have made non-interest bearing, due on demand loans to the Company totaling $277,654.

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

6.    SUBSEQUENT EVENTS

      On May 9, 2005, the Company terminated the Share Exchange Agreement, dated December 17, 2004 by and between the Company and Top Gun Sports & Entertainment, Inc. based upon the terms of the Share Exchange Agreement. The Board Of Directors of the Company determined that the necessary approval of certain aspects of the transaction as contemplated by the Share Exchange Agreement was not made in a timely manner as set forth in the Share Exchange Agreement.

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


Principals Of Consolidation

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to March 31, 2005.

      All intercompany transactions have been eliminated.


Results Of Operations For The Period Ended March 31, 2005, Compared To The Period Ended March 31, 2004


      Revenues

      Revenue for the period ended March 31, 2005, was $1,748,601, an increase of $1,748,601, as compared to $-0- in revenues for the period ended March 31, 2003. The increase in revenues in 2005 was attributable to strong sales of units at the Sea Garden Project in the first quarter, where the Company sold no units in 2004. We anticipate revenues for the fiscal year ending 2005 to consist mainly or completely of the sale of units at the Sea Garden Project.

      Cost of revenue. Cost of revenue for the period ended March 31, 2005 was $1,301,000. These costs were associated with construction costs on units at the Sea Garden Project. There was no cost of revenue for the period ended March 31, 2004, as there were no construction revenues.

      Gross profit. Gross profit for the period ended March 31, 2005 was $447,601. The gross profit represented revenues received for sales of units at the Sea Garden Project along with construction costs associated with building and financing the units. There was no gross profit for the period ended March 31, 2004.

      Operating expenses. Operating expenses for the period ended March 31, 2005, were $59,050, as compared to $26,322, for the period ended March 31, 2004. Operating expenses in 2005 consisted of $26,250 in consulting and professional fees and $32,800 in general and administrative expenses. The increase of $32,728 from 2004 to 2005 was almost entirely attributable to increased activity at the Sea Garden Project.

      Other income (expense). Other income (expense) for the period ended March 31, 2005, was a net expense of $9,694, an increase of $1,189, as compared to a net expense of $8,505 for the period ended March 31, 2004. The increase in other expense in 2005 was primarily attributable to no other income being booked in the current quarter.

      Net income (loss). Altrimega had a net income before provision for income taxes of $292,830 for the period ended March 31, 2005, as compared to a net loss of $(30,634) for the period ended March 31, 2004. The increase of $323,464 was mostly attributable to strong sales at the Sea Garden Project. There was no provision for income taxes in the period, therefore, the net income after provision for income taxes was also $292,830.


Liquidity And Capital Resources

      Altrimega's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Altrimega incurred a net income of $292,830 and a net loss of $(30,634) for the periods ended March 31, 2005 and March 31, 2004, respectively, and has an accumulated deficit of

$424,332 at March 31, 2005. As of March 31, 2005, we had assets of $1,034,666 and liabilities of $908,983, a surplus of $125,683. Additionally, our current assets were $940,506 and our current liabilities were $908,983, creating a working capital surplus of $31,523. The majority of the assets, $915,314, consist of building sites contained within the Sea Garden town home community.

      Consequently, the majority of our liabilities, $480,333, are mortgage loans on the Sea Garden assets. Accounts payable to related parties equal to $277,654 are also included in our liabilities. Management recognizes that Altrimega must generate or obtain additional capital to enable it to continue operations.

      For the three months ended March 31, 2005, the Company provided net cash in operations of $1,067,920 no cash for investing activities and had $1,047,979 in cash used by financing activities.

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

      We have incurred losses since inception until the last two quarterly periods. Management believes that it will generate adequate capital to fund overall Company operations for the next twelve months. Altrimega currently has approximately $23,233 in cash and cash equivalents as of March 31, 2005.


Plan Of Operation For 2005

      The Company derives it revenue from the sale of developed or undeveloped real estate parcels. At present, the Company has one project generating revenues, Sea Garden Town Homes, located in North Myrtle Beach, South Carolina. These Town Homes sell in the $125,000 to $160,000 range per Town Home unit. Altrimega intends to strive to locate, evaluate and proceed to finance and develop multiple projects located primarily in the Myrtle Beach, South Carolina area and the Carolinas area of the United States. Management believes that these areas provide the population growth necessary to achieve profits from new construction projects. For the last three years, Horry County, South Carolina has been one of the top three fastest growing counties in the United States. In 1997, Horry County showed a population of only 180,000. Based on current projections and the 2000 census data, the county will have a permanent population of 500,000. The principal industries of the area are tourism related. Myrtle Beach is considered a drive-in market, where tourists will drive their cars rather than fly to the destination. The tourism industry in Myrtle Beach has developed three seasons, spring golf, summer beach vacations and fall golf. The spring and fall golf seasons bring approximately 150,000 visitors per week to play on the areas over 100 golf courses. The summer vacation season brings in approximately 400,000 per week. The average tourist stay is one week.

      Management intends to attempt to seek out low-risk projects that do not require large financing commitments. In addition, we will continue to evaluate projects throughout the Carolinas in high growth areas.

      At present, the Company has no other real estate projects.

      Our continuation as a going concern is dependent on our ability to meet our obligations and obtain additional debt or equity financing required until we generate sufficient earnings. Until such time as these projects are generating consistent earnings, we have taken the following steps to revise our operating and financial requirements in an effort to enable us to continue in existence:

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

      From time to time, Altrimega may evaluate potential acquisitions involving complementary businesses, content, products or technologies. As of March 31, 2005, Altrimega had no agreements or understanding with respect to any such acquisition. Altrimega's future capital requirements will depend on many factors, including an increase in Altrimega's real estate projects, and other factors including the results of future operations.


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

      (B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended March 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      None.


ITEM 2.  CHANGES IN SECURITIES

      Between December 21, 2004 and January 5, 2005, the Company entered into releases with each Holder of the Company's 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company's shares of Series A Preferred Stock.


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

      (b)   Reports on Form 8-K:

      During the three months ended March 31, 2005, the Company filed a current report on Form 8-K with the Commission on January 11, 2005 announcing that between December 21, 2004 and January 5, 2005, the Company entered into releases with each Holder of the Company's 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company's shares of Series A Preferred Stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 23, 2005                            ALTRIMEGA HEALTH CORPORATION

                                        By:      /s/ John Gandy
                                                 ------------------------------
                                                 John Gandy,
                                                 Chief Executive Officer and
                                                 Director


                                        By:      /s/ Ron Hendrix
                                                 ------------------------------
                                                 Ron Hendrix,
                                                 Chief Financial Officer and
                                                 Secretary