Form 10QSB
period 2005-06-30
American Racing Capital, Inc.
filed 2006-01-25
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                         Commission File Number 0-29057

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          AMERICAN RACING CAPITAL, INC.
                          -----------------------------
               (Exact name of registrant as specified in charter)

               NEVADA                                        87-0631750
               ------                                        ----------
    (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
     incorporation or organization)

       4702 Oleander Drive, Suite 200
       Myrtle Beach, SC                                         29577
      ----------------------                                    -----
      (Address of principal executive offices)                  (Zip)

    Issuer's telephone number, including area code          (800) 914-3177
                                                            --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes |X|  No |_|

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF JANUARY 24, 2005 THERE WERE 499,139,950 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

Transitional Small Business Disclosure Format:                Yes |_|  No |X|

                          PART I: FINANCIAL INFORMATION

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to American Racing Capital, Inc. ("ARC") which represent ARC's current expectations or beliefs including, but not limited to, statements concerning ARC's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy and competition, certain of which are beyond ARC's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                                  ASSETS

CURRENT ASSETS
  Cash
  Accounts receivable                                                     $ 467,220
                                                                             31,370

    Total Current Assets                                                    498,590


OTHER ASSETS
  Deposits                                                                   35,000
  Accounts receivable-related party                                          59,160
                                                                          ---------

                                                                          $ 592,750
                                                                          =========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable - related parties                                         84,402
  Accounts payable and accrued expenses                                     103,435

    Total Current Liabilities                                               187,837
                                                                          ---------

MINORITY INTEREST                                                            87,879


COMMITMENTS AND CONTINGENCIES                                                    --

STOCKHOLDERS'  EQUITY
  Preferred stock 10,000,000 shares authorized at $0.001 par value;
    No shares issued and outstanding                                             --
  Common stock 50,000,000 shares authorized at $0.001 par value;
    49,139,950 shares issued and outstanding                                 49,140
  Additional paid in capital                                                382,560
  Retained earnings                                                        (114,666)
                                                                          ---------

    Total Stockholders' Equity                                              317,034
                                                                          ---------

                                                                          $ 592,750
                                                                          =========

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                     June 30,         June 30,
                                                       2005             2004
                                                   ------------    ------------

SALES                                              $  1,733,022    $         --

COST OF SALES                                         1,205,269           1,629
                                                   ------------    ------------
  Gross Profit                                          527,753          (1,629)
                                                   ------------    ------------
EXPENSES
  Consulting and professional fees                       26,250              --
  Administrative                                         87,162          28,801
                                                   ------------    ------------
    TOTAL EXPENSES                                      113,412          28,801
                                                   ------------    ------------
Income (loss) from operations                           414,341         (30,430)

OTHER INCOME (EXPENSE)
   Interest Expense                                        (112)         (8,252)
   Other income
                                                             --            (372)
                                                   ------------    ------------

    TOTAL OTHER (EXPENSE)                                  (112)         (8,624)
                                                   ------------    ------------
Income (loss) - before minority interest                414,229         (39,054)
LESS MINORITY INTEREST                                  104,564           3,765
                                                   ------------    ------------
Income (loss) - before provision for income taxes       309,665         (35,289)
Provision for income taxes                                   --              --
                                                   ------------    ------------
                                                   $    309,665    $    (35,289)
                                                   ============    ============
NET LOSS PER COMMON SHARE
                                                   $       0.01    $         --
                                                   ------------    ------------
AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                  49,139,950      49,139,950
                                                   ------------    ------------
   The accompanying notes are an integral part of these financial statements.

                  ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                      June 30,         June 30,
                                                       2005            2004
                                                   ------------    ------------

SALES                                              $  3,481,623    $         --

COST OF SALES                                         2,506,269           1,629
                                                   ------------    ------------
  Gross Profit                                          975,354          (1,629)
                                                   ------------    ------------
EXPENSES
  Consulting and professional fees                       52,500              --
  Administrative                                        119,962          55,123
                                                   ------------    ------------
    TOTAL EXPENSES                                      172,462          55,123
                                                   ------------    ------------
Income (loss) from operations                           802,892         (56,752)

OTHER INCOME (EXPENSE)
   Interest Expense                                      (9,806)        (19,907)
   Other income                                              --           2,778
                                                   ------------    ------------
    TOTAL OTHER (EXPENSE)                                (9,806)        (17,129)
                                                   ------------    ------------
Income (loss) - before minority interest                793,086         (73,881)
LESS MINORITY INTEREST                                  190,590           7,958

Income (loss) - before provision for income taxes       602,496         (65,923)
                                                   ------------    ------------
Provision for income taxes                                   --              --
                                                   ------------    ------------
                                                   $    602,496         (65,923)
                                                   ============    ============
NET LOSS PER COMMON SHARE
  Basic and diluted                                $       0.01    $      (0.00)
                                                   ------------    ------------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                  49,139,950      49,139,950
                                                   ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)

                                                                                     June 30,        June 30,
                                                                                       2005           2004
                                                                                   -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                                                $   602,496    $   (65,923)

  Adjustments to reconcile net loss to net cash provided by operating activities
     Minority interest                                                                  55,591         (7,958)

  Changes in operating assets and liabilities
    Properties held for development or sale                                          1,612,448       (722,634)
    Accounts receivable                                                                (29,531)            --
    Accounts receivable-related party                                                       --          3,000
    Accounts payable-related                                                          (192,456)         1,912
    Accounts payable                                                                   (56,308)        89,787
     Cash overdraft                                                                         --         18,502

      Net Cash from Operations                                                       1,992,240       (683,314)
                                                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES                                                        --             --
                                                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from notes payable, net of payments                                              --        681,575
  Payments on notes payable                                                         (1,528,312)            --
                                                                                   -----------    ------------
       Net cash provided (used) by financing activities                             (1,528,312)       681,575
                                                                                   -----------    ------------

  Net Increase (decrease) in Cash                                                      463,928         (1,739)

  Cash at Beginning of Period                                                            3,292          1,739
                                                                                   -----------    ------------
  Cash at End of Period                                                            $   467,220    $        --
                                                                                   ===========    =============
  Supplemental disclosure of cash flow information                                 $    19,907    $    11,655
                                                                                   -----------    ------------
     Cash paid for income taxes                                                    $        --    $        --


   The accompanying notes are an integral part of these financial statements.

                  AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of American Racing Capital, Inc. and Subsidiaries (the "Company" or "ARC").

      The interim financial statements present the condensed balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Employee stock based compensation - In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Accounting for
      Stock-Based  Compensation".   SFAS  No.  153  amends  the  transition  and
      disclosure provisions of SFAS No. 123. This statement supersedes APB Opinion No.25, Accounting for Stock Issued to employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes Option Pricing Model.

      The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2005.

3.    NOTES PAYABLE

      As of June 30, 2005, the Company has no notes payable.

4.    RELATED PARTY TRANSACTIONS

      Accounts receivable - related party - As of June 30, 2005, the Company has made a non-interest bearing, due on demand loan to the minority interest holder of Sea Garden Funding, LLC, which as of June 30, 2005 totaled $59,160.

      Accounts payable - related parties - As of June 30, 2005, officers-directors, and their controlled entities, have acquired 34.33% of the outstanding stock of the Company and have made non-interest bearing, due on demand loans to the Company totaling $84,402.

      Executive employment agreement - In 2003, the Company entered into an employment agreement with John W. Gandy, then President and Chief Executive officer, which provided for an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, provided the Company would have a profit in the previous year. The employment agreement with John W. Gandy was terminated on November 18, 2005, upon his resignation as President and Chief Executive Officer of the Company.

5.    EXCHANGE AGREEMENT

      On December 17, 2004, the Company signed a definitive Share Exchange Agreement to acquire all of the outstanding shares of common stock of Top Gun Sports & Entertainment, Inc., ("Top Gun Sports") in exchange for the issuance of 15,750,000 shares of the Company's common stock to the current shareholders of Top Gun Sports. The closing of the transaction was conditioned upon the Company's shareholders approving a change of the Company's name to Top Gun Sports & Entertainment, Inc., a 1-for-1,000 reverse stock split, and Top Gun Sports receiving a minimum of $750,000 through a private placement of convertible debt.

      On March 30, 2005, the parties to the Share Exchange Agreement memorialized an amendment to the agreement, eliminating certain conditions of closing to the transaction, including that the Company sell the assets of the Creative Holdings, Inc. subsidiary and that Top Gun have obtained lease agreements and permits prior to closing.

      On May 9, 2005 the Company terminated the Share Exchange Agreement, dated December 17, 2004, by and between the Company and Top Gun Sports & Entertainment, Inc. based upon the terms of the Share Exchange Agreement. The Board of Directors (the "Board") of the Company has determined that the necessary approval of certain aspects of the transaction as contemplated by the Share Exchange Agreement was not made in a timely manner as set forth in the Share Exchange Agreement.

6.    SUBSEQUENT EVENTS

      On August 25, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to increase the authorized number of shares of capital from 50,000,000 to 500,000,000. On October 3, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to change the corporate name from "Creative Holdings & Marketing Corporation" to "American Racing Capital, Inc."

      The Company entered into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., a Nevada corporation ("ARCI") and the shareholders of ARCI (the "ARCI Shareholders"). Pursuant the Share Exchange Agreement, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's common stock, par value $0.001 (the "Common Stock") and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). The 1,000,000 shares of Series A Preferred Stock can be converted at any time, such that one share of the Series A Preferred Stock is converted into three hundred
      (300) fully paid, non-assessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

      On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation ("ARCD") and the shareholders of ARCD (the "ARCD Shareholders"). Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time, such that one share of the Series A Preferred Stock is converted into three hundred (300) fully paid, non-assessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

      On November 18, 2005, the Company's Board of Directors appointed D. Davy Jones as President and Chief Executive Officer and Director and Robert Koveleski as Secretary and Director. On November 18, 2005, John W. Gandy resigned as President and Chief Executive Officer and Director of the Company. Also on November 18, 2005, Ron E. Hendrix resigned as Secretary and Director and John F. Smith, III resigned as Director of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

Forward-Looking Statements

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.
The information contained below includes statements of ARC's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

Overview

      In the second quarter of 2005, the Company continued to develop the Sea Garden Town Home Community in North Myrtle Beach, South Carolina (the "Sea Garden Project"). The Company was developing the project through its 80% interest in Sea Garden Funding, LLC, the owner and developer of 27 units in a 173 unit, two-bedrooms, two-baths town home community approximately three blocks from the Atlantic shoreline. The Company acquired the project from Sea Garden, LLC on November 13, 2002 for the payment of $210,000 and the assumption of $1,071,344.66 in mortgages on the real property held by Horry County State Bank. The remaining 20% interest in Sea Garden Funding, LLC, is owned by an unaffiliated party, Maxine Roe, a resident of Myrtle Beach, South Carolina.

      The development consisted of traditional two-story townhouse units. The Company acted as the developer, and hired independent contractors to provide all of the construction services. By June 30, 2005, the Company had completed the construction of the Sea Garden Town Homes and sold all remaining units.

      On dated October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCI and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock, such that one share of a Series A Preferred Stock is convertable by the holder, at any time, into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

      On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCD and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock, such that one share of Series A Preferred Stock is convertable by the holder, at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

      As a result of the share exchange transactions, the Board has focused on a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

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

Principals Of Consolidation

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to June 30, 2005.

      All intercompany transactions have been eliminated.

Results Of Operations For The Three Months Ended June 30, 2005, Compared To The Three Months Period Ended June 30, 2004

      Revenues

      Revenue for the three months ended June 30, 2005, was $1,733,032, an increase of $1,733,032, or 100%, as compared to $0 in revenues for the same period ended June 30, 2004. The increase in revenues in 2005 was attributable to strong sales of units at the Sea Garden Project in the second quarter, where the Company sold no units in 2004. We anticipate revenues for the fiscal year ending 2005 to consist mainly or completely of the sale of units at the Sea Garden Project.

      Cost of revenue. Cost of revenue for the three months ended June 30, 2005 was $1,205,269. These costs were associated with construction costs on units at the Sea Garden Project. This represented an increase of 99.86% over the cost of revenues for the same period ended June 30, 2004, which was $1,629, due to limited construction activities and no construction revenues.

      Gross profit. Gross profit for the three months ended June 30, 2005 was $527,753. The gross profit represented revenues received for sales of units at the Sea Garden Project along with construction costs associated with building and financing the units. There was no gross profit for the three months ended June 30, 2004.

      Operating expenses. Operating expenses for the three months ended June 30, 2005, were $113,412, as compared to $28,801, for the three months ended June 30, 2004. Operating expenses in 2005 consisted of $76,250 in consulting and professional fees and $37,162 in general and administrative expenses. The increase of $84,611, or 74.60%, from 2004 to 2005 was almost entirely attributable to increased activity at the Sea Garden Project.

      Other income (expense). Other income (expense) for the three months ended June 30, 2005, was a net expense of $112, a decrease of $8,512, or 99.70%, as compared to a net expense of $8,624 for the three months ended June 30, 2004. The decrease in other expense in 2005 was primarily attributable to retirement of debt in the quarter and the subsequent reduction in interest expense booked in the current quarter.

      Net income (loss). The Company had a net income before provision for income taxes of $309,665 for the three months ended June 30, 2005, as compared to a net loss of $35,289 for the three months ended June 30, 2004. The increase of $344,954, or 111.39% was mostly attributable to strong sales at the Sea Garden Project. There was no provision for income taxes in the period; therefore, the net income after provision for income taxes was also $309,665.

Results Of Operations For The Period Ended June 30, 2005, Compared To The Period Ended June 30, 2004

      Revenues

      Revenue for the six months ended June 30, 2005, was $3,481,623, an increase of $3,481,623, or 100%, when compared to $0 in revenues for the six months ended June 30, 2004. The increase in revenues in 2005 was attributable to strong sales of units at the Sea Garden project in the first half of 2005, where as the Company sold no units in 2004. We anticipate revenues for the fiscal year ending 2005 to consist mainly or completely of the sale of units at the Sea Garden Project.

      Cost of revenue. Cost of revenue for the six months ended June 30, 2005 was $2,506,269, an increase of $2,504,640, or 99.9%, over the cost of revenue for the same period in 2004. These costs were associated with construction costs on units at the Sea Garden Project. There was $1,629 in cost of revenues for the six months ended June 30, 2004, as there limited construction activities and no construction revenues.

      Gross profit. Gross profit for the six months ended June 30, 2005 was $975,354. The gross profit represented revenues received for sales of units at the Sea Garden Project along with construction costs associated with building and financing the units. There was no gross profit for the six months ended June 30, 2004.

      Operating expenses. Operating expenses for the six months ended June 30, 2005, were $172,462, as compared to $55,123, for the six months ended June 30, 2004. Operating expenses in 2005 consisted of $52,500 in consulting and professional fees and $119,962 in general and administrative expenses. The increase of $117,339, or 68%, from 2004 to 2005 was almost entirely attributable to increased activity at the Sea Garden Project.

      Other income (expense). Other income (expense) for the six months ended June 30, 2005, was a net expense of $9,806, a decrease of $7,323, or 57.24%, as compared to a net expense of $17,129 for the six months ended June 30, 2004. The decrease in other expense in 2005 was primarily attributable to retirement of debt in the quarter and the subsequent reduction in interest expense booked in the current quarter.

      Net income (loss). Altrimega had a net income before provision for income taxes of $602,496 for the six months ended June 30, 2005, as compared to a net loss of $(65,293) for the six months ended June 30, 2004. The increase of $637,785, or 94.46%, was mostly attributable to strong sales at the Sea Garden Project. Due to net operating loss carryovers, there was no provision for income taxes in the period, therefore, the net income after provision for income taxes was also $637,785.

Liquidity And Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $602,496 and a net loss of $(65,293) for the six months ended June 30, 2005 and June 30, 2004, respectively, and has an accumulated deficit of $114,666 at June 30, 2005. As of June 30, 2005, we had assets of $592,750 and liabilities of $187,837, a surplus of $317,034. Additionally, our current assets were $498,950 and our current liabilities were $187,837, creating a working capital surplus of $311,113. The majority of the assets, $467,220, consist of cash.

      The majority of our liabilities,  $187,837, are account payables. Accounts
payable  to  related   parties  equal  to  $84,402  are  also  included  in  our
liabilities.

      For the six months ended June 30, 2005, the Company provided net cash from operations of $1,992,240, no cash was used in investing activities and had $1,528,312 in cash used by financing activities in the repayment of notes payable.

      We have incurred losses since inception until the last three quarterly periods. Management believes that it will generate adequate capital to fund overall Company operations for the next twelve months. The Company currently has approximately $467,220 in cash and cash equivalents as of June 30, 2005.

Plan Of Operation

      In October 2005, the Company entered into two share exchange transactions with ARCI and ARCD, respectively. As a result of the share exchange transactions, ARCI and ARCD became wholly-owned subsidiaries of the Company and the Company's management focused on a different business model. ARCI, as a holding company for motor sport industries, develops relationships with companies that are seeking to utilize motor sports as a revenue generating, promotional opportunity. ARCI consists of Fast One, Inc., a consulting group dedicated to racetrack development and design and DJ Motorsports, a company with plans to develop and operate competitive race teams.

      On November 18, 2005, the Board appointed two new directors and the former directors resigned from the Board. The new directors consisted of D. Davy Jones and Robert Koveleski. John W. Gandy resigned as President and Director of the Company, Ron E. Hendrix resigned as Secretary and Director and John F. Smith, III resigned as Director of the Company. The Board also appointed new officers, by appointing D. Davy Jones as President and Chief Executive Officer and Robert Koveleski as Secretary.

      The new Board has devised a new plan of operations which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

      For the next 12 months, the Company anticipates that it will need $2,500,000 to fund event and administrative operations and provide working capital, in addition to funding necessary to acquire and develop race track projects. The Company will seek debt financing to launch any new race track projects and will seek equity funding or a combination of debt/equity financing for operations.

ITEM 3. CONTROLS AND PROCEDURES

      (A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure

      (B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended June 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

Exhibit Number          Title of Document                                       Location
10.1                    Share Exchange Agreement, dated October 17, 2005, by    Incorporated by reference as Exhibit 99.1
                        and among the Company, American Racing Capital,         to Form 8-K filed on October 17, 2005
                        Inc., and the shareholders of American Racing
                        Capital, Inc.

10.2                    Share Exchange Agreement, dated October 18, 2005, by    Incorporated by reference as Exhibit 99.1
                        and among the Company, ARC Development Corporation,     to Form 8-K filed on October 19, 2005
                        and the shareholders of ARC Development Corporation

31.1                    Certification by Chief Executive Officer pursuant to    Provided herewith
                        15 U.S.C. Section 7241, as adopted pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

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

      (b)   Reports on Form 8-K:

      Current Report on Form 8-K filed by the Company on May 10, 2005 pursuant to Item 1.02 (Termination of a Material Definitive Agreement) whereby the Company reported that it had terminated the Share Exchange Agreement, dated December 17, 2004, by and between the Company and Top Gun Sports based upon the terms of the Share Exchange Agreement.

      Current Report on Form 8-K filed by the Company on October 17, 2005 pursuant to Item 1.01 (Entry Into of a Material Definitive Agreement) whereby the Company disclosed the entry into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, ARCI and the shareholders of ARCI, whereby the ARCI Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Dtock, par value $0.001, and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of the Company. Additionally, the Company disclosed the corporate name change from "Creative Holdings & Marketing Corporation" to "American Racing Capital, Inc." and the increase in the number of authorized shares from 50,000,000 to 500,000,000.

      Current Report on Form 8-K filed by the Company on October 18, 2005 pursuant to Item 1.01 (Entry Into of a Material Definitive Agreement) whereby the Company disclosed the entry into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, ARCD and the shareholders of ARCD, whereby the ARCD Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of ARCI in exchange for 235,000,000 shares of the Company's Common Stock, par value $0.001, and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of the Company.

      Current Report on Form 8-K filed by the Company on December 5, 2005 pursuant to Item 2.01 (Completion of Acquisition or Disposition of Assets) whereby the Company reported the completion of the share exchange transactions with ARCI and ARCD, as well as the unregistered shares of securities that were issued in connection with the share exchange transactions. Additionally, the Company disclosed the appointment of D. Davy Jones and Robert Koveleski to the Board of Directors, and the resignation of John W. Gandy, Ron E. Hendrix and John F. Smith, III from the Board of Directors.

      Current Report on Form 8-K filed by the Company on December 9, 2005 pursuant to Item 4.01 (Changes in Registrant's Certifying Accountant) whereby the Company disclosed the dismissal of L.L. Bradford & Company, LLC as the Company's accountant and the engagement of Moore & Associated CHTD as the Company's independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 24, 2006                          AMERICAN RACING CAPITAL, INC.

                                          By:      /s/ Davy Jones
                                                   -----------------------------
                                                   Davy Jones
                                                   Chief Executive Officer,
                                                   President and Director

                                          By:      /s/ Robert Koveleski
                                                   -----------------------------
                                                   Robert Koveleski
                                                   Principal Financial Officer
                                                   and Secretary