Form 10QSB
period 2005-09-30
American Racing Capital, Inc.
filed 2006-01-31
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                         Commission File Number 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                         AMERICAN RACING CAPITAL, INC.
                         -----------------------------
               (Exact name of registrant as specified in charter)

              NEVADA                                     87-0631750
              ------                                     ----------
   (State or other jurisdiction                  (I.R.S. Employer I.D. No.)
of incorporation or organization)

4702 Oleander Drive, Suite 200, Myrtle Beach, SC                    29577
------------------------------------------------                    -----
   (Address of principal executive offices)                         (Zip)

  Issuer's telephone number, including area code              (800) 914-3177
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

                                 Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: AS OF JANUARY 27, 2006 THERE WERE 499,139,950 OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

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

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $161,463
  Accounts receivable                                                    84,156
                                                                       --------
    Total Current Assets                                                245,619
                                                                       --------
OTHER ASSETS

  Accounts receivable-related party                                          --
                                                                       --------
    TOTAL ASSETS                                                       $245,619
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable - related parties                                   $ 44,027
  Accounts payable and accrued expenses                                  40,860
                                                                       --------
    Total Current Liabilities                                            84,887
                                                                       --------

MINORITY INTEREST                                                         4,616

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS'  EQUITY (DEFICIT)
  Preferred stock 10,000,000 shares authorized at $0.001 par value;
    no shares issued and outstanding                                         --
  Common stock 500,000,000 shares authorized at $0.001 par value;
    114,139,950 shares issued and outstanding                           114,140
  Additional paid in capital                                            382,560
  Accumulated deficit                                                  (340,584)
                                                                       --------

    Total Stockholders' Equity (Deficit)                                156,116
                                                                       --------
    TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)                  $245,619
                                                                       ========

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                    September 30,    September 30,
                                                        2005             2004
                                                    -------------    -------------
SALES                                               $       1,737    $   1,065,348

COST OF SALES                                              (9,214)         952,683
                                                    -------------    -------------
   Gross Profit                                            10,951          112,665
                                                    -------------    -------------
EXPENSES
   Consulting and professional fees                        96,254               --
   Administrative                                          97,421           31,291
                                                    -------------    -------------
     TOTAL EXPENSES                                       193,675           31,291
                                                    -------------    -------------

Income (loss) from operations                            (182,724)          81,374

OTHER INCOME (EXPENSE)
   Interest expense                                       (46,370)         (12,896)
   Other income                                                --           (2,549)
                                                    -------------    -------------
     TOTAL OTHER (EXPENSE)                                (46,370)         (15,445)
                                                    -------------    -------------

Income (loss) - before minority interest                 (229,094)          65,929
LESS MINORITY INTEREST                                     (3,176)          16,965
                                                    -------------    -------------
Income (loss) - before provision for income taxes        (225,918)          48,964
                                                    -------------    -------------
Provision for income taxes                                     --               --
                                                    -------------    -------------

Net income (loss)                                   $    (225,918)   $      48,964
                                                    =============    =============
NET LOSS PER COMMON SHARE
   Basic and diluted                                $       (0.00)   $        0.00
                                                    -------------    -------------
WEIGHTED AVERAGE OUTSTANDING SHARES
   Basic and diluted                                   81,639,950       49,139,950
                                                    -------------    -------------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                    September 30,    September 30,
                                                        2005              2004
                                                    -------------    -------------
SALES                                               $   3,483,360    $   1,065,348

COST OF SALES                                           2,497,055          954,312
                                                    -------------    -------------
   Gross Profit                                           986,305          111,036
                                                    -------------    -------------
EXPENSES
   Consulting and professional fees                       148,754               --
   Administrative                                         217,383           86,414
                                                    -------------    -------------

     TOTAL EXPENSES                                       366,137           86,414
                                                    -------------    -------------

Income (loss) from operations                             620,168           24,622

OTHER INCOME (EXPENSE)
   Interest Expense                                       (56,176)         (32,803)
   Other income                                                --              229
                                                    -------------    -------------

     TOTAL OTHER (EXPENSE)                                (56,176)         (32,574)
                                                    -------------    -------------

Income (loss) - before minority interest                  563,992           (7,952)
LESS MINORITY INTEREST                                    187,414           (9,007)
                                                    -------------    -------------

Income (loss) - before provision for income taxes         376,578          (16,959)
                                                    -------------    -------------
Provision for income taxes                                     --               --
                                                    -------------    -------------
Net income (loss)                                   $     376,578          (16,959)
                                                    =============    =============

NET LOSS PER COMMON SHARE
   Basic and diluted                                $        0.01    $       (0.00)
                                                    -------------    -------------

WEIGHTED AVERAGE  OUTSTANDING SHARES
   Basic and diluted                                   70,806,617       49,139,950
                                                    -------------    -------------


   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
               (FKA ALTRIMEGA HEALTH CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                           September 30,    September 30,
                                                               2005             2004
                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                        $     376,578    $     (16,959)

  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Minority interest                                          (27,672)           9,007

  Changes in operating assets and liabilities
    Properties held for development or sale                    1,612,448         (841,062)
    Accounts receivable                                          (82,317)              --
    Accounts receivable-related party                             59,160            3,000
    Accounts payable-related                                    (232,831)           2,777
    Accounts payable                                            (118,883)            (539)
    Cash overdraft                                                    --          191,889
    Deposits                                                      35,000               --
                                                           -------------    -------------
      Net Cash from Operations                                 1,621,483         (651,887)
                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                  --               --
                                                           -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issued for cash                                    65,000               --
  Proceeds from notes payable, net of payments                        --          694,788
  Payments on notes payable                                   (1,528,312)              --
                                                           -------------    -------------
      Net cash provided (used) by financing activities        (1,463,312)         694,788
                                                           -------------    -------------

  Net Increase (decrease) in Cash                                158,171           42,901

  Cash at Beginning of Period                                      3,292            1,739
                                                           -------------    -------------
  Cash at End of Period                                    $     161,463    $      44,640
 Supplemental disclosure of cash flow information
  Cash paid for interest                                   $      56,176    $      32,803
                                                           -------------    -------------
   Cash paid for income taxes                              $          --    $          --
                                                           =============    =============


   The accompanying notes are an integral part of these financial statements.

                  AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

      The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

      The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2005.

3.    NOTES PAYABLE

      As of September 30, 2005, the Company has no notes payable.

4.    RELATED PARTY TRANSACTIONS

      Accounts payable - related parties - As of September 30, 2005, officers-directors, and their controlled entities, have acquired 34.33% of the outstanding stock of the Company and have made non-interest bearing, due on demand loans to the Company totaling $44,027.

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

      On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCI and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock. The 1,000,000 shares of Series A Preferred Stock can be converted by the holder, at any time from the date of issuance, into shares of Common Stock such that one share of the Series A Preferred Stock is converted into three hundred (300) fully paid, non-assessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

      On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCD and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock. The 1,000,000 shares of Series A Preferred Stock can be converted by the holder, at any time from the date of issuance, into shares of Common Stock such that one share of the Series A Preferred Stock is converted into three hundred (300) fully paid, non-assessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

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

Principles Of Consolidation

      The consolidated financial statements shown in this report excludes the historical operating information of the parent before September 30, 2002, and includes the operating information of the subsidiary, Creative Holdings, Inc., from July 3, 2002 (date of inception of the subsidiary), and the operating information of Sea Garden Funding, LLC from November 2002 (the date of the purchase of 80% of the LLC) to September 30, 2005.

      All intercompany transactions have been eliminated.


Results Of Operations For The Three Months Ended September 30, 2005, Compared To The Three Months Period Ended September 30, 2004


      Revenues. Revenue for the three months ended September 30, 2005, was $1,737, a decrease of $1,063,611, or 100%, as compared to $1,065,348 in revenues for the same period ended September 30, 2004. The decrease in revenues in 2005 was attributable to the completion of the Sea Garden Project in the previous quarter, when all remaining units were sold.

      Cost of revenue. Cost of revenue for the three months ended September 30, 2005 was $(9,214). These costs were associated accruals made in closing out the Sea Garden Project. This represented a decrease of 100% over the cost of revenues for the same period ended September 30, 2004, which was $952,683, due to limited construction activities and no construction revenues.

      Gross profit. Gross profit for the three months ended September 30, 2005 was $10,951. The gross profit represented reconciliation of accruals made in closing out the Sea Garden Project along with refunded construction costs associated with building and financing the units. The gross profit for the three months ended September 30, 2004 was $112,665.

      Operating expenses. Operating expenses for the three months ended September 30, 2005, were $193,675, or an increase of 83.8% over the operating expenses of $31,291 for the three months ended September 30, 2004. Operating expenses in 2005 consisted of $96,254 in consulting and professional fees and $97,421 in general and administrative expenses. The increase of $66,130 in administrative expense, from 2004 to 2005 was almost entirely attributable to increased activity at the Sea Garden Project.

      Other income (expense). Other income (expense) for the three months ended September 30, 2005, was a net expense of $46,370, an increase of $30,925, or 66.7% as compared to a net expense of $15,445 for the three months ended September 30, 2004. The increase in other expense in 2005 was primarily attributable to retirement of debt in the quarter and the interest expense booked in the current quarter.

      Net income (loss). The Company had a net los before provision for income taxes of $225,918 for the three months ended September 30, 2005, as compared to a net income of $48,964 for the three months ended September 30, 2004. The increased net loss of $274,882 was mostly attributable to the lack of sales from the Sea Garden Project during the third quarter of 2005. There was no provision for income taxes in 2004; therefore, the net income after provision for income taxes was also $48,964.


Results Of Operations For The Nine Months Ended September 30, 2005, Compared To The Nine Months Ended September 30, 2004

      Revenues. Revenue for the nine months ended September 30, 2005, was $3,483,360, an increase of $2,418,012, or 69.4% when compared to $1,065,348 in revenues for the nine months ended September 30, 2004. The increase in revenues in 2005 was attributable to year to date sales in the Sea Garden Project in 2005 over the year to date sales in the Sea Garden Project in 2004.

      Cost of revenue. Cost of revenue for the nine months ended September 30, 2005 was $2,497,055. These costs were associated with construction costs on units at the Sea Garden Project. There was $954,312 in cost of revenues for the nine months ended September 30, 2004.

      Gross profit. Gross profit for the nine months ended September 30, 2005 was $986,305. The gross profit represented revenues received for year to date sales of units at the Sea Garden Project along with construction costs associated with building and financing the units. The gross profit of $986,305 represents an increase of 88.7% over $111,306 for the nine months ended September 30, 2004.

      Operating expenses. Operating expenses for the nine months ended September 30, 2005 were $366,137, or a 73% increase, as compared to $86,414, for the nine months ended September 30, 2004. Operating expenses in 2005 consisted of $148,754 in consulting and professional fees and $217,383 in general and administrative expenses. The increase of $68,829 in administrative expense, from 2004 to 2005 was almost entirely attributable to increased activity at the Sea Garden Project.

      Other income (expense). Other income (expense) for the nine months ended September 30, 2005 was a net expense of $56,176, an increase of $23,602, as compared to a net loss of $32,574 for the nine months ended September 30, 2004. This represented an increase of 58% over the comparable period ended September 2004, and was primarily attributable to retirement of debt in the period and the interest expense booked in the current quarter.

      Net income (loss). The Company had a net income before provision for income taxes of $376,578 for the nine months ended September 30, 2005, as compared to a net loss of $(16,959) for the nine months ended September 30, 2004. The increase in net income of $393,537, or over 100%, was mostly attributable to improved margins for year to date sales in the Sea Garden Project. Due to net operating loss carryovers, there was no provision for income taxes in the period, therefore, the net income after provision for income taxes was also $393,578.

Liquidity And Capital Resources

         The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net income of $376,578 and a net loss of $(16,959) for the nine months ended September 30, 2005 and June 30, 2004, respectively, and has an accumulated deficit of $340,584 at September 30, 2005. As of September 30, 2005, the Company had assets of $245,619 and liabilities of $84,887, a surplus of $156,116. Additionally, the Company's current assets were $245,619 and our current liabilities were $84,887, creating a working capital surplus of $160,732. The majority of the assets, $161,463, consist of cash.

      The majority of our liabilities,  $44,027, are account payables.  Accounts
payable  to  related   parties  equal  to  $40,860  are  also  included  in  our
liabilities.

      For the nine months ended September 30, 2005, the Company provided net cash from operations of $1,621,483, no cash was used in investing activities and had $1,528,312 in cash used by financing activities in the repayment of notes payable.

      We have incurred losses since inception until the last three quarterly periods. We had approximately $161,463 in cash and cash equivalents as of September 30, 2005.

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

      In connection with the evaluation of the Company's internal controls during the Company's quarter ended September 30, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits:

Exhibit Number    Title of Document                                       Location
--------------    -----------------                                       --------

3.1               Amended and Restated Certificate of Designation of      Provided herewith
                  the Series A Convertible Preferred Stock of American
                  Racing Capital, Inc.

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

      (B)   Reports on Form 8-K:

      Current Report on Form 8-K filed by the Company on October 17, 2005 pursuant to Item 1.01 (Entry Into of a Material Definitive Agreement) whereby the Company disclosed the entry into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, ARCI and the shareholders of ARCI, whereby the ARCI Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock, par value $0.001, and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share, of the Company. Additionally, the Company disclosed the corporate name change from "Creative Holdings & Marketing Corporation" to "American Racing Capital, Inc." and the increase in the number of authorized shares from 50,000,000 to 500,000,000.

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

January 31, 2006                      AMERICAN RACING CAPITAL, INC.

                                      By: /s/ Davy Jones
                                          ------------------------------------
                                              Davy Jones
                                              Chief Executive Officer,
                                              President and Director



                                      By:  /s/ Robert Koveleski
                                          ------------------------------------
                                               Robert Koveleski
                                               Principal Financial Officer
                                               and Secretary