Form 10KSB
period 2005-12-31
American Racing Capital, Inc.
filed 2006-09-01
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                          AMERICAN RACING CAPITAL, INC.
                          ------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                            87-0631750
             ------                                            ----------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                          Identification Number)

                       P.O. Box 563, Zephyr Cove, NV 89448
                       -----------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number:                                   (800) 914-3177

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                                          None

Name of each exchange on which registered                    None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001 per
                                                             share

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes |_| No |X|
                                                          2. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|

State Issuer's Revenues for its most recent fiscal year:  $88,989

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The market value of shares held by nonaffiliates is $239,281 based on the bid price of $0.25 per share at August 29, 2006.

As of August 29, 2005, the Company had 27,791,398 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS
PART I...............................................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS..................................................................1
   ITEM 2.  DESCRIPTION OF PROPERTIES................................................................5
   ITEM 3.  LEGAL PROCEEDINGS........................................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS....................................5
PART II..............................................................................................6
   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................7
   ITEM 7.  FINANCIAL STATEMENTS....................................................................10
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....10
   ITEM 8A.  CONTROLS AND PROCEDURES................................................................10
   ITEM 8B.  OTHER INFORMATION......................................................................10
PART III............................................................................................11
   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH
   SECTION 16(a) OF THE EXCHANGE ACT................................................................11
   ITEM 10.  EXECUTIVE COMPENSATION.................................................................12
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................13
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................14
   ITEM 13.  EXHIBITS...............................................................................15
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.................................................16

                                     PART I

Forward-Looking Statements

      This Form 10-KSB contains "forward-looking statements" relating to American Racing Capital, Inc. (formerly Altrimega Health Corporation) (the "Company") which represent the Company's current expectations or beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy and competition, certain of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

History And Organization

      General

      American Racing Capital, Inc. (the "Company") incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999, the name of the corporation was changed to Altrimega Health Corporation ("Altrimega"). On July 25, 2002, the Company entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation. Pursuant to that Letter of Intent and upon the consummation of a definitive agreement, Altrimega was to acquire Creative Holdings, Inc. A Merger Agreement was executed on August 15, 2002, between the Company, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, Inc., a South Carolina corporation and the shareholders of Creative Holdings, Inc. On September 2, 2002, the Company, Creative Holdings and the shareholders of Creative Holdings, Inc. amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of the Company. The share exchange was completed on October 17, 2002, at which time, Creative Holdings, Inc. became a wholly owned subsidiary of the Company.

      Pursuant to the Share Exchange Agreement (effective retroactively as of August 15, 2002), by and among the Company, Creative Holdings, Inc. and the shareholders of Creative Holdings, Inc., the shareholders exchanged with and delivered to the Company 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each share of Series A Convertible Preferred Stock was convertible into 300 shares of common stock of the Company. Between December 21, 2004 and January 5, 2005, the Company entered into releases with each holder of the Company's 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company's outstanding shares of Series A Preferred Stock.

      On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company ("ARCI") and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

      On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation ("ARCD") and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

      As a result of the share exchange transactions, in October 2005, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

      On March 20, 2006, the Board of Directors of the Company, in lieu of a special meeting and pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding, which became effective on March 30, 2006 (the "Effective Date"). On the Effective Date, the Company's issued and outstanding Common Stock was reduced based on the 1-for-100 ratio and the new symbol for the Company was changed to `ANRC'.

Business Operations

      On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCI and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock. As a result of the Share Exchange Agreement, the shareholders of Fast One, Inc., DJ Motorsports, Inc. and ARCI became the controlling shareholders of the Company. Fast One, Inc. and DJ Motorsports, Inc. were operating entities in the race track design, development and track management.

      In 2006, the Company intends to operate in the following areas of business of the motor sports industry:

      o     Race track design and development;
      o     Race track management;
      o     Motor sports marketing, event hosting and sponsorship services;
      o     Product licensing;
      o     Driver development; and
      o     Education driving concepts.

Competition

      There is increased competition in the field motor sports and motor sports racing and entertainment. The field has in the recent past enjoyed vibrant growth of interest. Management believes that increased popular interest in this field has created demand for additional services, such as those provided or intended to be provided by the Company. If these growth trends continue, the Company believes that there should be adequate demand for the Company's services.

      In respect to how the Company's competitive position as compared to other motor sports development companies in this geographic region, management believes that our position is considerably weaker than most other companies because of our limited ability to raise funds. The lack of capital causes the Company to not be able to participate in many projects that are identified.

Employees

      Prior to the share exchange transactions with ARCI and ARCD in October 2005, the Company had one employee, John W. Gandy. Mr. Gandy served as the Company's President and Chief Operating Officer until November 18, 2005.

      As of August 29, 2006, the Company has two employees. Mr. D. Davy Jones is the Company's President and Chief Executive Officer. Mr. Robert A. Koveleski is the Company's Vice-President and Interim Principal Accounting Officer. As of December 31, 2005, the Company did not enter into formal employment agreements with Messrs. Jones and Koveleski. As of the date of the filing of this Annual Report, the Company has not yet entered into any definitive employment agreements with Messrs. Jones and Koveleski, but it plans to do so in the near future.

                                  RISK FACTORS

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business

      Since our inception, through December 31, 2005 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2005, we recorded a loss of operations of $120,635. Our accumulated deficit was $175,440 as of December 31, 2005. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

We Will Most Likely Need To Raise Additional Capital Or Debt Funding To Sustain Operations, And Our Inability To Obtain Adequate Financing May Result In Us Curtailing Our Business Operations

      Unless we can become profitable with the existing sources of funds, we will require additional capital to sustain operations and may need access to additional capital or additional debt financing to grow. In addition, to the extent that we have a working capital deficit and we will need to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

We Have Been The Subject Of A Going Concern Opinion From December 31, 2005 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2005, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2006. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of $173,465 at December 31, 2005, which means that our current liabilities as of that date exceeded our current assets on December 31, 2003 by $173,465. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease operations.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, And This May Adversely Affect Your Investment

      There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced in the past, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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

Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

      Since October 2005, we have entered into discussions with third parties with respect to several motor sports projects, yet no projects have been finalized as of the date of this filing. Due to our limited operating history, it is difficult to make an evaluation of our future performance can be made. You should be aware of the difficulties normally encountered by motorsports companies similarly situated to us and the high rate of failure of such enterprises. If we do not successfully address the risks facing us, then our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline significantly. You should consider the likelihood of our future success in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If we encounter problems, additional costs, difficulties, complications or delays in connection with our motorsports activities, it will have a material adverse effect on its business, results of operations and financial condition, and as a result, its business could fail.

Additional Financing May Potentially Dilute The Value Of Our Stockholders'
Shares

      We will need to raise additional capital to fund our anticipated future expansion and implement our business plan. Any additional financing may also involve dilution to our then-existing stockholders, which could result in a decrease in the price of our common stock.

We Depend On Key Personnel And Our Failure To Attract Or Retain Key Personnel Could Harm Our Business

      Our success largely depends on the efforts and abilities of key executives and consultants, including D. Davy Jones, our President and Chief Executive Officer, and A. Robert Koveleski, our Vice-President and Interim Principal Accounting Officer. The loss of the services of Messrs. Jones and Koveleski could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We presently maintain a key-man life insurance policy on Mr. Jones.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company's corporate offices are located in the home of the Company's president at Gardnerville, Nevada. The Company is currently seeking to relocate into a new executive office.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      On January 11, 2005, the Company submitted a Preliminary Information Statement on Schedule 14C (the "Preliminary Information Statement") setting forth the following three proposals: (1) an amendment to the Company's articles of incorporation to change the name of the Company to `Top Gun Sports & Entertainment, Inc.'; (2) a request to authorize a 1-for-1000 reverse stock split of the Company's outstanding common stock as of the Record Date as set forth in the Information Statement; and (3) the election of three directors to the Board of Directors. However, after the filing of the Preliminary Information Statement, the Company did not proceed with the filing on Definitive Information Statement on Schedule 14C to formally adopt these proposals. On May 9, 2005, the Board of Directors of the Company terminated that certain Share Exchange Agreement, dated December 17, 2004, by and between the Company and Top Gun, pursuant to which the Company filed the Preliminary Information Statement.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has been quoted on the NASD's OTC Bulletin Board since November 1, 2000. The table below sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board.

      As of August 29, 2006, the Company has 27,791,398 shares of common stock and 2,000,000 shares of preferred stock outstanding. The Company's authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      The following table reflects high and low quarterly bid prices for the fiscal year ended December 31, 2005, and the subsequent period up to the filing of this Annual Report. This information has been provided to the Company by Pink Sheets, LLC. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions.


      YEAR 2004                                        High Bid       Low Bid
      --------------------------------------------    ---------      ---------
      1st Quarter Ended March 31                       $0.010         $0.0050
      2nd Quarter Ended June 30                        $0.005         $0.0020
      3rd Quarter Ended September 31                   $0.007         $0.0010
      4th Quarter Ended December 31                    $0.016         $0.0023


      YEAR 2005                                        High Bid       Low Bid
      --------------------------------------------    ---------      ---------
      1st Quarter Ended March 31                       $0.0045        $0.0023
      2nd Quarter Ended June 30                         $0.005        $0.0020
      3rd Quarter Ended September 31                    $0.082        $0.0033
      4th Quarter Ended December 31                     $0.110        $0.0071

      YEAR 2006                                        High Bid       Low Bid
      --------------------------------------------    ---------      ---------
      1st Quarter Ended March 31                        $0.013         $0.003
      March 30 to March 31 (after 1 for 100             $0.310         $0.250
        reverse split)
      3rd Quarter Ended June 30, 2006                   $0.300         $0.180
      Period ended August 29, 2006                      $0.350         $0.200


      At August 29, 2006, we had approximately 93 shareholders of record.

Dividends

      The Company has not declared or paid cash dividends since its inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on the Company's operations, capital requirements, and overall financial condition.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2005, the Company issued the following unregistered securities:

      In connection with the consummation of the Company's share exchange transactions with the shareholder of ARCI and ARCD, the Company issued 150,000,00 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock to the stockholders of ARCI, and 235,000,000 shares of common stock and 1,000,000 shares of Series A Convertible Preferred Stock to the stockholders of ARCD.

Securities Authorized For Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005.

                                                                                                         Number
                                                                                                      Of Securities
                                                                                                        Remaining
                                                                                                        Available
                                                                    Number                             For Future
                                                                Of Securities                           Issuance
                                                                 To Be Issued    Weighted-Average     Under Equity
                                                                Upon Exercise    Exercise Price    Compensation Plans
                                                                Of Outstanding   Of Outstanding        (Excluding
                                                                   Options,         Options,           Securities
                                                                 Warrants And     Warrants And          Reflected
                                                                    Rights           Rights          In Column (a))
                                                                -------------    --------------    ------------------
                                                                     (a)               (b)                 (c)
                                                                -------------    --------------    ------------------
Equity compensation plans approved by security holders                      0               --                  0
Equity compensation plans not approved by security holders                  0               --                  0
TOTAL                                                                       0               --                  0


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

      The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended December 31, 2005 and December 31, 2004 should be read in conjunction with the financial statements of the Company and related notes included therein.

Going Concern

      As reflected in the Company's financial statements for the twelve months ended December 31, 2005, the Company's accumulated deficit of $175,440 and its working capital deficiency of $173,465 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital. The financial statements for December 31, 2005 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies And Estimates

      Management's discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. At each balance sheet date, management evaluates its estimates. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

Revenue Recognition

      The Company recognizes revenue when services have been provided and collection is reasonably assured.

Stock-based compensation

      The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2005 and 2004.

      In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company's 2005 financial statements.

Principals of Consolidation

      On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCI and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company. The shareholders of Fast One, Inc., DJ Motorsports, Inc. and ARCI became the controlling shareholders of the Company. Accordingly, the financial statements of Fast One, Inc., DJ Motorsports, Inc. and ARCI are presented as the historical financial statements of the Company. The consolidated financial statements shown in this report include the historical operating information of the Fast One, Inc., DJ Motorsports, Inc. and ARCI.

      All intercompany transactions have been eliminated.

Results Of Operations For The Year Ended December 31, 2005, Compared To The Year Ended December 31, 2004

      Revenues

      Revenue for the year ended December 31, 2005, was $88,989 an increase of $47,063, or 12.25% as compared to $41,926 in revenue for the year ended December 31, 2004. The increase in revenues in 2005 was attributable to increased contracts for consulting services in DJ Motorsports, Inc. The Company anticipates revenues for the fiscal year ending 2006 to consist consulting fees to the motor sports industry.

      Operating Expenses. Operating expenses for the year ended December 31, 2005 were $209,624, or 235% of revenue as compared to December 31, 2004, where operating expenses were $45,015, or 107% of revenue. Operating expenses in 2004 consisted of $49,650 in legal and professional fees, $25,000 in salaries and wages and $131,940 in general and administrative expenses. The increase of $164,509 from 2004 to 2005 was almost entirely attributable to increased activity to develop our motor sports consulting business.

      Net Income. The Company had a net loss of $120,635 for the fiscal year ended December 31, 2005, as compared to a net loss of $3,089 for the fiscal year ended December 31, 2004. This increase of 380% was mostly attributable to increased activity to develop the Company's motor sports consulting business.

Liquidity And Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company's incurred a net loss from operations of $120,635 and a net loss of $3,089 for the years ended December 31, 2005 and December 31, 2004, respectively, and have an accumulated deficit of $175,440 at December 31, 2005. As of December 31, 2004, the Company's had assets of $1,167 and liabilities of $173,465, a difference of $172,298. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      The Company incurred losses since inception until fiscal year ended December 31, 2005. Since October 2005, any shortfall in working capital has been met through advances from the Company's President, Davy Jones. Prior to October, 2005, other shareholders who have advanced funds to pay expenses incurred by the Company from time to time.

      As of December 31, 2005, the Company has notes payable totaling $60,764 to Mr. Jones' affiliate entities for funds advanced. As of December 31, 2005, the Company has a note payable in the amount of $10,127 to Fast One, Inc. and a note payable in the amount of $50,637 to DJ Motorsports, Inc.

      Cash used by operating activities was $37,630 for the year ended December 31, 2005, compared to cash provided of $4,888 for 2004. The increase in cash used was due primarily to the development of our motor sports consulting business.

      Cash provided by financing activities was $38,377 during fiscal year 2005, compared to cash provided by financing activities of $1,730 during the same period in 2004. This difference was mainly due to an increase in loan proceeds in 2005.

      Subsequent to June 30, 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 10,000,0000 shares of our common stock (the "Warrants"). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's common shares at fifty percent (50%) (the "Applicable Percentage") of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.30.

Plan Of Operation for 2006

      For the initial stages, we estimate a need for $3,500,000 to $4,000,000 to fund the first year of event and administrative operations and provide working capital. The Company's plan of operations which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

Recent Accounting Pronouncements

      In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on our financial statements.

      In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact our financial statements.

      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement had no material impact on the Company.

ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of the Company are audited and attached to this report. They are incorporated in this Item 7 by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      To the Company's knowledge, the Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure. For the year ended December 31, 2005, the Company changed its accountants to Moore & Associates, Chartered, who serve as the auditors for its newly acquired subsidiaries, Fast One, Inc., DJ Motorsports, Inc. and ARC, Inc., from L. L. Bradford, LLC. The Company filed a corresponding report on Form 8-K filed by the Company on December 9, 2005 pursuant to Item
4.01 (Changes in Registrant's Certifying Accountant) whereby the Company disclosed the dismissal of L.L. Bradford & Company, LLC as the Company's accountant and the engagement of Moore & Associates, Chartered, as the Company's independent auditors.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer and Interim Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company's management, including its Chief Executive Officer and Interim Principal Accounting Officer, to allow timely decisions regarding required disclosure.

      (b) Changes In Internal Controls Over Financial Reporting:

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal year, the Company's Chief Executive Officer and Interim Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

General

         The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                            Position(S)
Name                             Age        With The Company                   Director Since
-------------------------      --------     -------------------------------    --------------
D. Davy Jones                    42         President, Chief Executive         October 2005
                                            Officer and Director

A. Robert Koveleski              52         Vice-President, Principal          October 2005
                                            Accounting Officer and Director

The following information is furnished for each of the executive officers and directors:

      D. Davy Jones serves as our President and Chief Executive Officer and is the chairman of our board of directors since October 2005. With an 18-year career in motorsports, Mr. Jones is a championship winning, professional racing driver with an extensive background racing open wheel and sports cars. In 1996, Mt. Jones' last full season of active competition, he drove for two of the sport's most highly regarded teams. He placed second at the Indianapolis 500 for Galles Racing International and he won the 24 Hours of LeMans driving for Porsche Team Joest. From 1999 to December 2003, Mr. Jones developed and built Davy Jones KartZone, an indoor karting and conference center in Houston, Texas. From 2004 to December 2005 Mr. Jones owned and operated Fast One, Inc. Fast One is a motorsport consultant and marketing group that specializes in track design, driver development and sponsorship relations. In October 2005, Mr. Jones joined American Racing Capital, Inc. as its President and Chief Executive Officer.

      A. Robert Koveleski serves as our Vice-President and is a member of our board of directors since October 2005. During the past five years, Koveleski has worked full-time in the auto racing industry contracting and consulting with; professional race teams, racing drivers, automotive manufacturers and automotive after-market companies. Mr. Koveleski has 30 plus years in the advertising and marketing end of the specialty automotive market. Utilizing his racing background, he became vice president of operations at the AutoWorld catalog mail order house. He was also president of Camaro Connection, a catalog company which Mr. Koveleski created and managed. During this time, he dealt with over one hundred suppliers and printed more than a quarter million automotive hobby and racing catalogs a year. In 1980 he purchased half interest in a racing school at Pocono International Raceway, where he brought in sponsors and manufacturers and promoted road races at the track. In 1986, he purchased an ownership in a car commercial/film company.

      Family Relationships

      There is no family relationship between or among any Officer and Director.

      Term of Office

      The directors named above will serve until the next annual meeting of our stockholders. In absence of an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

      Committees of the Board of Directors

      During the year ended December 30, 2005, the Company did not establish any committees.

      The Company does not currently have an audit committee, and the Board of Directors serves this function. Both Davy Jones and A. Robert Koveleski qualify as audit committee financial experts, as defined by Regulation S-B Item 401. Neither Mr. Jones nor Mr. Koveleski is an independent director, as that term is defined under the Exchange Act.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2004, 2005 and 2006 to the following executives (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                     ---------------------------------               ------------------------------------
                                                                                       AWARDS      PAYOUTS
                                                                         RESTRICTED  SECURITIES
                                                           OTHER ANNUAL   STOCK      UNDERLYING     LTIP     ALL OTHER
   NAME AND PRINCIPAL                 SALARY      BONUS    COMPENSATION   AWARD(S)   OPTIONS/SARS  PAYOUTS  COMPENSATION
        POSITION              YEAR      ($)        ($)        ($)          ($)           (#)         ($)         ($)
-----------------------   --------- ----------  --------  -------------  ---------  ------------- --------  -------------
D. Davy Jones(1)              2006   $ 12,500       0          0            0             --         --          --
President and Chief           2005   $      0       0          0            0             --         --          --
Executive Officer

A. Robert Koveleskis(2)       2006   $ 12,500       0          0            0             --         --          --
Vice President and            2005   $      0       0          0            0             --         --          --
Interim Principal
Accounting Officer

John W. Gandy(3)              2005   $105,000       0          0            0             --         --
President and Chief           2004   $ 15,000       0          0            0             --         --
Executive Officer

Ron Hendrix(4)                2006   $      0       0          0            0             --         --
Chief Financial Officer       2005   $      0       0          0            0             --         --


(1) Mr. D. Davy Jones has served as the Company's President and Chief Executive Officer since October 2005. In July 2006, Mr. Jones and the Company entered into an oral agreement whereby Mr. Jones would receive an annual salary of $120,000, which compensation would commence upon the Company's obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Jones received $12,500 in compensation. The Company and Mr. Jones intend to enter into a definitive employment agreement.

(2) Mr. A. Robert Koveleski has served as the Company's Vice-President and Interim Principal Accounting Officer since October 2005. In July 2006, Mr. Koveleski and the Company entered into an oral agreement whereby Mr. Koveleski would receive an annual salary of $120,000, which compensation would commence upon the Company's obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Koveleski received $12,500 in compensation. The Company and Mr. Koveleski intend to enter into a definitive employment agreement.

(3) Mr. John W. Gandy resigned as President and Director of the Company. During Mr. Gandy's tenure with the Company, he served as the Company's President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Gandy in 2003, which was subsequently terminated in 2005. Mr. Gandy was to receive an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if the Company had a profit in the previous year. Beginning July 1, 2003, Mr. Gandy informed the Board of Directors that he would forego any additional salary accruals until such time as the Company improved its financial position. In 2004, the Board of Directors voted to reinstate Mr. Gandy's salary beginning January 31, 2005 and to pay him an accrued salary of $15,000 for the fourth quarter of 2004. In 2005, Mr. Gandy's salary was $105,000, of which he received $26,250 per quarter, and a pro rata amount up to his resignation from the Company. Mr. Gandy resigned as President and Director of the Company on November 18, 2005.

(4) On November 18, 2005, Mr. Ron E. Hendrix resigned as Chief Financial Officer and Director of the Company. During his tenure with the Company, Mr. Hendrix was not compensated and spent a limited amount of time in the business.

Employment Agreements

      We did not enter into any employment agreements during the year ended December 31, 2005. As described above, the Company entered into an oral agreement with Messrs. Jones and Koveleski. Since October 2005, Mr. D. Davy Jones has served as the Company's President and Chief Executive Officer and Mr.
A. Robert Koveleski has served as the Company's Vice-President and Interim Principal Accounting Officer. In July 2006, the Company entered into oral agreements with Messrs. Jones and Koveleski, whereby each executive would receive an annual salary of $120,000, which compensation would commence upon the Company's obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Jones and Mr. Koveleski each received $12,500. The Company intends to enter into a definitive employment Messrs. Jones and Koveleski.

Compensation Pursuant To Plans

      For the fiscal year ended December 31, 2005, and the subsequent period up to the date of the filing of this Annual Report, the Company did not adopt any plans, and therefore there is no compensation to the Company's executives pursuant to a stock option plan or any other plans.

Compensation Of Directors

      For the fiscal year ended December 31, 2005, and the subsequent period up to the date of the filing of this Annual Report, the Company did not compensate directors for their services.

Termination Of Employment And Change Of Control Arrangement

      The Company does not have compensatory plans or arrangements, including payments to be received from the Company, with respect to any persons which would in any way result in payments to any person because of his/her resignation, retirement, or other termination of such person's employment by the Company, or any change in our control, or a change in the person's responsibilities following a changing in the Company's control.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners

      As of August 29, 2006, there were 27,791,398 shares of our common stock issued and 2,000,000 shares of preferred stock issued and outstanding.

      The table below sets forth information with respect to the beneficial ownership of our common stock as of August 29, 2006, a date close to the filing of this Annual Report for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

------------------------------------------------------------------------------------------------------
                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
------------------------------------------------------------------------------------------------------
                                                                Amount and
                                                                 Nature of
                          Name and Address                       Beneficial                 Percentage
Title of Class            of Beneficial Owner                    Ownership                  of Class(2)
-----------------------   ----------------------------------  ------------------------ ----------------
Common                    Fairhills Capital                               8,000,000           28.79%
                          1275 Fairhills Drive
                          Ossining, NY 10562

Common                    SW International LLC                           12,000,000           43.18%
                          401 B Street, Suite 1200
                          San Diego, CA 92101

  Security Ownership Of Management Of American Racing Capital, Inc. (Common and
                                Preferred Stock)

-------------------------------------------------------------------------------------------------------
                             SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY
-------------------------------------------------------------------------------------------------------
                                                                            Amount and
                                                                             Nature of
                          Name and Position                                  Beneficial    Percentage
Title of Class            of Officer and/or Director                         Ownership(1)  of Class(2)
-----------------------   --------------------------------------------- ----------------- ------------
Common
                          D. Davy Jones, President, CEO and Director           1,500,000          5.40%
                          A. Robert Koveleski, Vice President,
                            Interim Principal Accounting Officer
                              and Director                                     1,350,000          4.86%
                                                                               ---------         -----
                          All Officers and Directors as a Group (2 Persons)    2,850,000         10.26%
                                                                               =========         =====

(1) Applicable percentage of ownership is based on 27,791,398 shares of common stock outstanding as of August 29, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of August 29, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

-------------------------------------------------------------------------------------------------------
                          SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY (Preferred Stock)
-------------------------------------------------------------------------------------------------------
                                                                            Amount and
                                                                            Nature of
                          Name and Position                                 Beneficial     Percentage of
Title of Class            of Officer and/or Director                        Ownership         Class
-----------------------   --------------------------------------------- -----------------  -------------
Preferred
                          D. Davy Jones, President, CEO and Director         1,000,000         50.00%
                          A. Robert Koveleski, Vice President,
                             Interim Principal Accounting Officer
                             and Director                                    1,000,000         50.00%
                                                                             ---------        ------
                          All Officers and Directors as a Group (2Persons)   2,000,000        100.00%

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

      As of December 31, 2005, the Company has notes payable totaling $60,764 to Mr. Jones' affiliate entities for funds advanced. As of December 31, 2005, the Company has a note payable in the amount of $10,127 to Fast One, Inc. and a note payable in the amount of $50,637 to DJ Motorsports, Inc.

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

ITEM 13. EXHIBITS

      (a)(1) Financial Statements. The audited financial statements for 2005 and 2004 are attached to this report.

(a)(2) Exhibits. The following exhibits are included as part of this report:

      (a) Exhibits:

Exhibit Number   Title of Document                                         Location
--------------   ------------------------------------------------------    ----------------------------------------
3.2              Certificate   of   Designation   of  the   Series   A     Incorporated by reference as Exhibit 3.2
                 Convertible   Preferred   Stock  of  American  Racing     to Form 8-K filed on December 5, 2005
                 Capital, Inc.

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

10.3             Securities  Purchase  Agreement  dated July 25, 2006,     Incorporated by reference as Exhibit 4.1
                 by and among the Company and New  Millennium  Capital     to Form 8-K filed on August 4, 2006
                 Partners  II,  LLC,  AJW  Qualified  Partners,   LLC,
                 AJW  Offshore,  Ltd. and AJW  Partners,  LLC

10.4             Form  of  Callable  Convertible  Secured  Note by and     Incorporated by reference as Exhibit 4.2
                 among New  Millennium  Capital  Partners II, LLC, AJW     to Form 8-K filed on August 4, 2006
                 Qualified   Partners,   LLC,   AJW   Offshore,   Ltd.
                 and AJW  Partners,  LLC

10.5             Form  of  Stock   Purchase   Warrant  issued  to  New     Incorporated by reference as Exhibit 4.3
                 Millennium  Capital  Partners II, LLC, AJW  Qualified     to Form 8-K filed on August 4, 2006
                 Partners,   LLC,   AJW   Offshore,   Ltd.   and   AJW
                 Partners,  LLC

10.6             Registration  Rights Agreement dated July 25, 2006 by     Incorporated by reference as Exhibit 4.4
                 and among New  Millennium  Capital  Partners II, LLC,     to Form 8-K filed on August 4, 2006
                 AJW   Qualified   Partners,    LLC,   AJW   Offshore,
                 Ltd. and AJW  Partners,  LLC

10.7             Security  Agreement  dated July 25, 2006 by and among     Incorporated by reference as Exhibit 4.5
                 the Company and New Millennium  Capital  Partners II,     to Form 8-K filed on August 4, 2006
                 LLC,    AJW    Qualified    Partners,     LLC,    AJW
                 Offshore,  Ltd. and AJW  Partners,  LLC

10.8             Intellectual  Property Security  Agreement dated July     Incorporated by reference as Exhibit 4.6
                 25, 2006 by and among the Company and New  Millennium     to Form 8-K filed on August 4, 2006
                 Capital    Partners    II,   LLC,    AJW    Qualified
                 Partners,   LLC,   AJW   Offshore,   Ltd.   and   AJW
                 Partners,  LLC

Exhibit Number   Title of Document                                         Location
--------------   ------------------------------------------------------    ----------------------------------------
31.1             Certification by Chief Executive  Officer pursuant to     Provided herewith
                 15  U.S.C.  Section  7241,  as  adopted  pursuant  to
                 Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification   by   Interim   Principal   Accounting     Provided herewith
                 Officer  pursuant  to  15  U.S.C.  Section  7241,  as
                 adopted    pursuant    to   Section    302   of   the
                 Sarbanes-Oxley Act of 2002

32.1             Certification by Chief Executive  Officer pursuant to     Provided herewith
                 18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                 Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification by Interim Principal Accounting             Provided herewith
                 Officer pursuant to 18 U.S.C. Section 1350, as
                 adopted pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Company incurred the following principal accounting fees for the year ended December 31, 2005 and December 31, 2004.

      Audit Fees. The aggregate fees billed for professional services rendered was $10,000 each for the audits of the Company's annual financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, and the reviews of the financial statements included in the Company's annual and quarterly reports for those fiscal years.

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


August 31, 2006                        AMERICAN RACING CAPITAL, INC.

                                       By: /s/D. Davy Jones
                                           -------------------------------------
                                           D. Davy Jones
                                           President, Chief Executive Officer,
                                           and Director

                                       By: /s/A. Robert Koveleski
                                           -------------------------------------
                                           A. Robert Koveleski
                                           Vice-President, Interim Principal
                                           Accounting Officer and Secretary

                                   APPENDIX A


                     INDEX TO FINANCIAL STATEMENTS AND NOTES


Report of Independent Registered Public Accounting Firm...................  F-1
Balance Sheets as of December 31, 2005 and 2004...........................  F-2
Statements of Operations for the years ended December 31, 2005 and 2004 ..  F-3
Statement of Stockholders' Equity (Deficit)...............................  F-4
Statements of Cash Flows for the years ended December 31, 2005 and 2004...  F-5
Notes to Financial Statements ............................................  F-6

                         MOORE & ASSOCIATES, CHARTERED
                            ACCOUNTANTS AND ADVISORS
                                PCAOB REGISTERED

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Racing Capital, Inc and subsidiaries
Las Vegas, Nevada

We have audited the accompanying balance sheet of American Racing Capital, Inc and subsidiaries as of December 31, 2004 and 2005, and the related statements of operations, stockholders' equity and cash flows through December 31, 2004 and 2005 and the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Racing Capital, Inc and subsidiaries as of December 31, 2004 and 2005 and the results of its operations and its cash flows through December 31, 2004 and 2005 and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's net losses and accumulated deficit as of December 31, 2004 and 2005 raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
August 17, 2006

               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                          AMERICAN RACING CAPITAL, INC.
                                 Balance Sheets

                                     ASSETS


                                                                                   December 31,
                                                                             ----------------------
                                                                                2005        2004
                                                                             ---------    ---------
CURRENT ASSETS

     Cash                                                                    $     379    $     551
                                                                             ---------    ---------
            Total Current Assets                                                   379          551
                                                                             ---------    ---------
FIXED ASSETS, net                                                                  788        2,903
                                                                             ---------    ---------
            TOTAL ASSETS                                                     $   1,167    $   3,454
                                                                             =========    =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

     Accounts payable and accrued expenses                                   $  86,201    $   3,330
     Notes payable                                                              26,500           --
     Notes payable - related parties                                            60,764       50,887
                                                                             ---------    ---------
            Total Current Liabilities                                          173,465       54,217
                                                                             ---------    ---------
            TOTAL LIABILITIES                                                  173,465       54,217
                                                                             ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred stock: 2,000,000 shares authorized;
      $0.001 par value; 2,000,000 and -0- shares issued and
      outstanding, respectively                                                  2,000           --
     Common stock; 25,100 shares authorized,
      $1.00 par value; 4,042 shares
      issued and outstanding                                                        --        4,042
     Common stock; 500,000,000 shares authorized,
      $0.001 par value; 4,991,398 shares
      issued and outstanding                                                     4,991           --
     Additional paid-in capital (deficit)                                       (3,849)          --
     Deficit accumulated during the development stage                         (175,440)     (54,805)
                                                                             ---------    ---------
            Total Stockholders' Equity (Deficit)                              (172,298)     (50,763)
                                                                             ---------    ---------
            TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)                                                $   1,167    $   3,454
                                                                             =========    =========

              The accompanying notes are an integral part of these
                             financial statements.

                          AMERICAN RACING CAPITAL, INC.
                            Statements of Operations


                                           For the Years Ended
                                               December 31,
                                       --------------------------
                                          2005            2004
                                       -----------    -----------
REVENUES                               $    88,989    $    41,926
                                       -----------    -----------
OPERATING EXPENSES

     Legal and professional                 49,650          8,025
     Depreciation                            3,034          4,647
     Salaries and wages                     25,000         18,121
     General and administrative            131,940         14,222
                                       -----------    -----------
            Total Operating Expenses       209,624         45,015
                                       -----------    -----------
LOSS FROM OPERATIONS                      (120,635)        (3,089)
                                       -----------    -----------
NET LOSS                               $  (120,635)   $    (3,089)
                                       ===========   ===========
BASIC LOSS PER SHARE                   $     (0.03)   $     (0.87)
                                       ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                      4,516,513          3,547
                                       ===========   ===========

              The accompanying notes are an integral part of these
                             financial statements.

                         AMERICAN RACING CAPITAL, INC.
                  Statements of Stockholders' Equity (Deficit)



                                   Preferred Stock        Common Stock          Additional
                              ---------------------   ---------------------     Paid In    Accumulated
                                Shares       Amount    Shares       Amount      Capital      Deficit
                              ---------   ---------   ---------   ---------    ---------    ---------

Balance, January 1, 2004             --   $      --       3,042   $   3,042    $      --    $ (51,716)

Common shares issued                 --          --       1,000       1,000           --           --

Net loss for the year ended
 December 31, 2004                   --          --          --          --           --       (3,089)
                              ---------   ---------   ---------   ---------    ---------    ---------
Balance, December 31, 2004           --          --       4,042       4,042           --      (54,805)
Common shares issued                 --          --       2,000       2,000           --           --
Recapitalization              2,000,000       2,000   4,985,356      (1,051)      (3,849)          --
Net loss for the year ended
 December 31, 2005                   --          --          --          --           --     (120,635)
                              ---------   ---------   ---------   ---------    ---------    ---------

Balance, December 31, 2005    2,000,000   $ 2,000     4,991,398   $   4,991    $  (3,849)   $(175,440)
                              =========   =========   =========   =========    =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                          AMERICAN RACING CAPITAL, INC.
                            Statements of Cash Flows

                                                          For the Years Ended
                                                             December 31,

                                                            2005          2004

  CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                             $(120,635)   $  (3,089)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation expense                                    3,034        4,647
     Changes in operating assets and liabilities:
     Increase in accounts payable                           79,971        3,330
                                                         ---------    ----------
                 Net Cash Provided (Used) by Operating
                  Activities                               (37,630)       4,888
                                                         ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of fixed assets                                  (919)      (6,565)
                                                         ---------    ----------
                 Net Cash Used by Investing
                  Activities                                  (919)      (6,565)
                                                         ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable - related parties            9,877          730
    Proceeds from notes payable                             26,500
    - Common stock issued for cash                           2,000        1,000
                                                         ---------    ----------
                 Net Cash Provided by Operating
                  Activities                                38,377        1,730
                                                         ---------    ----------
           NET (DECREASE) INCREASE IN CASH                    (172)          53

           CASH AT BEGINNING OF YEAR                           551          498
                                                         ---------    ----------
           CASH AT END OF YEAR                           $     379    $     551
                                                         =========    ==========
           CASH PAID FOR:
                 Interest                                $      --    $      --
Taxes                                                    $      --    $      --

              The accompanying notes are an integral part of these
                             financial statements.

                   AMERICAN RACING CAPITAL, INC. Notes to the
                 Financial Statements December 31, 2005 and 2004

  NOTE 1 - NATURE OF ORGANIZATION

            a. Organization and Business Activities

            The Company was incorporated on June 23, 1999, in the State of Nevada, as Mega Health Corporation. On June 23, 1999 the name of the corporation was changed to Altrimega Health Corporation. On September 30, 2005, the Company changed its name to Creative Holdings & Marketing, Inc. Finally, on October 3, 2005 the Company changed its name to American Racing Capital, Inc.

            American Racing Capital, Inc. (ARC), is a holding company for several companies within the autoracing/motorsports industry. The Company specializes in race track management, design, and development, and also performs motorsports marketing, product licensing and driver development services.

            These consolidated financial statements represent the results of operations of American Racing Capital, Inc., and its wholly-owned subsidiaries Fast One, Inc., DJ Motorsports, Inc., and ARC, Inc.

            b. Depreciation

            The cost of the Company's fixed assets is being depreciated over the estimated useful lives of the assets, which ranges from five to seven years. Depreciation is computed using the straight-line method, and commences when the assets are placed in service.

            The following is a summary of the Company's major categories of property and equipment at December 31, 2005:

            Office equipment                            $     64,500
            Less accumulated depreciation                    (63,712)
                                                           ----------
                                                         $        788

            c. Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

            d. Cash and Cash Equivalents

            For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

            e. Revenue Recognition

            The Company recognizes revenue when services have been provided and collection is reasonably assured.

                   AMERICAN RACING CAPITAL, INC. Notes to the
                 Financial Statements December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued

            f. Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            g. Organization Costs

            The Company has expensed the costs of its incorporation.

            h. Advertising

            The Company follows the policy of charging the costs of advertising to expense as incurred.

            i. Basic Loss Per Share

            The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                For the year ended        For the year ended
                                 December 31, 2005         December 31, 2004
                                   -----------              -----------

            Loss (numerator)       $  (120,635)             $    (3,089)
            Shares (denominator)     4,516,513                    3,547
                                   -----------              -----------

            Per share amount       $     (0.03)             $     (0.87)
                                    ===========              ===========

            j. Newly Issued Accounting Pronouncements

            During the year ended March 31, 2006, the Company adopted the following accounting pronouncements:

            In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards ("SFAS, No. 154"), "Accounting Changes and Error Corrections," which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

                   AMERICAN RACING CAPITAL, INC. Notes to the
                 Financial Statements December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

      j. Newly Issued Accounting Pronouncements (Continued)

      In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments", an amendment of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

      In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets", an amendment of FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement amends Statement No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective for accounting changes and corrections of errors made in fiscal periods that begin after September 15, 2006. Management does not anticipate this Statement will impact the Company's consolidated financial position or consolidated results of operations and cash flows.

NOTE 2 - GOING CONCERN

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations.

      In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management's plans include raising additional operating funds from the private placement of shares of its common stock.

      The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                   AMERICAN RACING CAPITAL, INC. Notes to the
                 Financial Statements December 31, 2005 and 2004

NOTE 3 - SIGNIFICANT EVENTS

      The Company entered into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., a Nevada corporation ("ARCI") and the shareholders of ARCI (the "ARCI Shareholders"). Pursuant the Share Exchange Agreement, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 1,500,000 shares of the Company's common stock, par value $0.001 (the "Common Stock") and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"). The 1,000,000 shares of Series A Preferred Stock can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company. On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation ("ARCD") and the shareholders of ARCD (the "ARCD Shareholders"). Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 2,350,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

      The shareholders of ARCI and ARCD became the controlling shareholders of the Company after the acquisitions. Accordingly, the acquisitions are accounted for as a recapitalization of ARCI and ARCD, whereby the historical financial statements of the ARCI and ARCD became the historical financial statements of the company.

      On March 15, 2006, the Company elected to reverse-split its common stock on a 100 shares for one share basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse stock-split.