Form 10QSB
period 2006-03-31
American Racing Capital, Inc.
filed 2006-09-01
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                         Commission File Number 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          AMERICAN RACING CAPITAL, INC.
               (Exact name of registrant as specified in charter)

             NEVADA                                          87-0631750
    ------------------------                           -----------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)


               920 Bollen Circle
            Gardnerville, NV 89460                            89448
            ----------------------                            -----
   (Address of principal executive offices)                   (Zip)

Issuer's telephone number, including area code           (800) 914-3177
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

              Yes |X|  No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

              |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF AUGUST 29, 2006 - 27,791,398 SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

                                ----------------

Transitional Small Business Disclosure Format:   Yes |_|    No |X|

                                     PART I
                              FINANCIAL INFORMATION

INTRODUCTORY NOTE

                           FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to American Racing Capital, Inc. ("ARC") which represent ARC's current expectations or beliefs including, but not limited to, statements concerning ARC's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy, certain of which are beyond ARC's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $     267
                                                                       ---------
    Total Current Assets                                                     267
                                                                       ---------
  PROPERTY AND EQUIPMENT, net                                                 30
                                                                       ---------
    TOTAL ASSETS                                                       $     297
                                                                       =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - related parties                                      $  61,514
  Notes payable                                                           27,500
  Accounts payable and accrued expenses                                  108,701
                                                                       ---------
    Total Current Liabilities                                            197,715
                                                                       ---------
COMMITMENTS AND CONTINGENCIES                                                 --

STOCKHOLDERS'  EQUITY (DEFICIT)
  Preferred stock 10,000,000 shares authorized at $0.001 par value;
    2,000,000 shares issued and outstanding                                2,000
  Common stock 500,000,000 shares authorized at $0.001 par value;
    4,991,398 shares issued and outstanding                                4,991
  Additional paid in capital (deficit)                                    (3,849)
  Accumulated deficit                                                   (200,560)
                                                                       ---------
    Total Stockholders' Equity (Deficit)                                (197,418)
                                                                       ---------
    TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)                  $     297
                                                                       =========

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                      March 31,       March 31,
                                                        2006            2005
                                                     -----------     -----------
SALES                                                $       880     $    16,403
COST OF SALES                                                 --              --
                                                     -----------     -----------
  Gross Profit                                               880          16,403
                                                     -----------     -----------
EXPENSES
  Consulting and professional fees                         1,563          15,855
  Administrative                                          24,437           9,907
                                                     -----------     -----------
    TOTAL EXPENSES                                        26,000          25,762
                                                     -----------     -----------
Income (loss) from operations                            (25,120)         (9,359)

OTHER INCOME (EXPENSE)
  Interest expense                                            --              --
  Other income                                                --              --
    TOTAL OTHER (EXPENSE)                                     --              --
                                                     -----------     -----------
Income (loss) from operations                            (25,120)         (9,359)
                                                     -----------     -----------
Income (loss) - before provision for income taxes        (25,120)         (9,359)
                                                     -----------     -----------
Provision for income taxes                                    --              --
                                                     -----------     -----------
Net income (loss)                                    $   (25,120)    $    (9,359)
                                                     ===========     ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                                  $     (0.01)    $     (0.02)
                                                     -----------     -----------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                    4,991,398         491,398
                                                     -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (Unaudited)

                                                            March 31,    March 31,
                                                              2006         2005
                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $(25,120)    $ (9,359)

  Adjustments to reconcile net loss to net cash provided
   by operating activities
     Depreciation                                                758          758

  Changes in operating assets and liabilities

    Accounts receivable                                           --           --
    Accounts receivable-related party                             --           --
    Accounts payable-related                                      --           --
    Accounts payable                                          22,500        3,274
    Cash overdraft                                                --           --
    Deposits                                                      --           --
      Net Cash from Operations                                (1,862)      (5,327)
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES                              --           --
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable-related parties                    750        7,000
  Proceeds from notes payable                                  1,000           --
  Payments on notes payable                                       --           --
                                                            --------     --------
     Net cash provided (used) by financing activities          1,750        7,000
                                                            --------     --------
  Net Increase (decrease) in Cash                               (112)       1,673

  Cash at Beginning of Period                                    379          551
                                                            --------     --------
  Cash at End of Period                                     $    267     $  2,224
                                                            ========     ========
  Supplemental disclosure of cash flow information
     Cash paid for interest                                 $     --     $     --
                                                            --------     --------
     Cash paid for income taxes                             $     --     $     --
                                                            --------     --------

   The accompanying notes are an integral part of these financial statements.

                  AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of American Racing Capital, Inc. and subsidiaries (collectively the "Company").

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management's plans include raising additional operating funds from the private placements of shares of its common stock.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2006.

3.    RELATED PARTY TRANSACTIONS

Accounts payable - related parties - As of March 31, 2006, officers-directors, and their controlled entities, have acquired 34.33% of the outstanding stock of the Company and have made non-interest bearing, due on demand loans to the Company totaling $61,514.

4.    SIGNIFICANT EVENTS

On August 25, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to increase the authorized number of shares of capital from 50,000,000 to 500,000,000. On October 3, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to change the corporate name from `Creative Holdings & Marketing Corporation' to `American Racing Capital, Inc.'

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

On November 18, 2005, the Company's Board of Directors appointed D. Davy Jones as President and Chief Executive Officer and Director and A. Robert Koveleski as Vice-President, Secretary and Director. On November 18, 2005, John W. Gandy resigned as President and Chief Executive Officer and Director of the Company. Also on November 18, 2005, Ron E. Hendrix resigned as Secretary and Director and John F. Smith, III resigned as Director of the Company.

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

5.    SUBSEQUENT EVENTS

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 10,000,0000 shares of the Company's Common Stock (the "Warrants"). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company's Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of the Company's Common Stock at an exercise price of $.30.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital, (e) our lack of operational experience, and (f) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of the Company's Form 10-KSB for the year ended December 31, 2005. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the industry, demand for the Company's services, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Overview

      On October 17, 2005, American Racing Capital, Inc. (the "Company") entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company ("ARCI") and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

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

      As a result of the share exchange transactions, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

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

      Principles Of Consolidation

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

      Results Of Operations

      For The Three Months Ended March 31, 2006 Compared To The Three Months Period Ended March 31, 2005

      Revenues

      Revenue for the three months ended March 31, 2006, was $880, a decrease of $15,523, from $16,403 in revenues for the same period ended March 31, 2005. The decrease of 94% in revenues in 2006 was attributable to management spending most of its efforts on fund raising rather than consulting.

      Operating expenses. Operating expenses for the three months ended March 31, 2006, were $26,000, as compared to $25,762, for the three months ended March 31, 2005, or a 0.9% increase. Operating expenses in 2006 consisted of $1,563 in consulting and professional fees and $24,437 in general and administrative expenses.

      Net income (loss). The Company had a net loss of $25,120 for the three months ended March 31, 2006, as compared to a net loss of $9,359 for the three months ended March 31, 2005. The increased loss of $15,761, or 84%, was mostly attributable to the lack of sales from consulting services.

      Liquidity And Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses since inception. The Company incurred a net loss of $25,120 and a net loss of $9,359 for the three months ended March 31, 2006 and 2005, respectively, and has an accumulated deficit of $200,560 at March 31, 2006. As of March 31, 2006, we had assets of $297 and liabilities of $197,715 creating a working capital deficiency of $197,418.

      The majority of the Company's liabilities, $108,701, are accounts payable. Notes payable to related parties of $61,514 are also included in the Company's liabilities. As of March 31, 2006, the Company has notes payable totaling $61,514 to Mr. Jones' affiliate entities for funds advanced. The Company has a note payable in the amount of $10,877 to Fast One, Inc. and a note payable in the amount of $50,637 to DJ Motorsports, Inc

      For the three months ended March 31, 2006, the Company used net cash in its operations of $1,862, no cash was used in investing activities and had $1,750 in cash provided by financing activities in the proceeds of notes payable.

      Subsequent to March 31, 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 10,000,0000 shares of our Common Stock (the "Warrants"). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's Common Stock at the fifty percent (50%) (the "Applicable Percentage") of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the closing of the transaction. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.30.

      Plan Of Operation

      The Company seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

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

ITEM 3. CONTROLS AND PROCEDURES

      (A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Interim Principal Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Interim Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company's management, including its Principal Executive Officer and Interim Principal Accounting Officer , to allow timely decisions regarding required disclosure

      (B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended March 31, 2006, the Company's Principal Executive Officer and Interim Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:


Exhibit Number    Title of Document                                                Location
--------------    --------------------------------------------------------------   -----------------------------------------
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

Exhibit Number    Title of Document                                                Location
--------------    --------------------------------------------------------------   --------------------------------------------
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


      (b) Reports on Form 8-K:


      Current Report on Form 8-K filed by the Company on May 31, 2006, whereby the Company disclosed that on March 20, 2006, the Company's Board of Directors in lieu of a special meeting and pursuant to unanimous written consent, the Reverse Stock Split of the Company's issued and outstanding, which became effective on March 30, 2006. On the Effective Date, the Company's issued and outstanding Common Stock was reduced based on the 1-for-100 ratio and the new symbol for the Company was changed to "ANRC".

      Current Report on Form 8-K filed by the Company on August 4, 2006, whereby the Company disclosed that on July 25, 2006, the Company entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes and (ii) warrants to purchase 10,000,0000 shares of our Common Stock. The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty
(20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.30.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       AMERICAN RACING CAPITAL, INC.
August 31, 2006

                                       By: /s/ D. Davy Jones
                                           -------------------------------------
                                           D. Davy Jones
                                           President, Chief Executive Officer
                                           and Director

                                       By: /s/ A. Robert Koveleski
                                           -------------------------------------
                                           A. Robert Koveleski
                                           Interim Principal Accounting Officer
                                           and Secretary