Form 10QSB
period 2006-06-30
American Racing Capital, Inc.
filed 2006-09-01
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                         Commission File Number 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          AMERICAN RACING CAPITAL, INC.
               (Exact name of registrant as specified in charter)

            NEVADA                                         87-0631750
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

            920 Bollen Circle                               89448
         Gardnerville, NV 89460                             -----
         ----------------------                             (Zip)
(Address of principal executive offices)
                                                       (800) 914-3177
Issuer's telephone number, including area code         --------------

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

ITEM 1.  FINANCIAL STATEMENTS

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $     573
                                                                      ---------
    Total Current Assets                                                    573
                                                                      =========
  PROPERTY AND EQUIPMENT, net                                                --
                                                                      ---------
    TOTAL ASSETS                                                      $     573
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Notes payable - related parties                                     $  57,664

  Notes payable                                                          27,500
  Accounts payable and accrued expenses                                 131,201
                                                                      ---------
    Total Current Liabilities                                           216,365
                                                                      ---------
COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS'  EQUITY (DEFICIT)
  Preferred stock 10,000,000 shares authorized at $0.001 par value;
    2,000,000 shares issued and outstanding                               2,000
Common stock 500,000,000 shares authorized at $0.001 par value;
      4,991,398 shares issued and outstanding                                --
                                                                          4,991
  Additional paid in capital (deficit)                                   (3,849)
  Accumulated deficit                                                  (218,934)
                                                                      ---------
    Total Stockholders' Equity (Deficit)                               (215,792)
                                                                      ---------
    TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIT)                 $     573
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                      June 30,       June 30,
                                                        2006           2005
                                                    -----------     -----------
SALES                                               $    15,367     $    29,978
COST OF SALES                                                --              --
                                                    -----------     -----------
  Gross Profit                                           15,367          29,978
                                                    -----------     -----------
EXPENSES
  Consulting and professional fees                          200          11,478
  Administrative                                         33,541          18,615
                                                    -----------     -----------
    TOTAL EXPENSES                                       33,741          30,093
                                                    -----------     -----------
Income (loss) from operations                           (18,374)           (115)

OTHER INCOME (EXPENSE)
  Interest expense                                           --              --
  Other income                                               --              --
                                                    -----------     -----------
    TOTAL OTHER (EXPENSE)                                    --              --
                                                    -----------     -----------
Income (loss) from operations                           (18,374)           (115)
Income (loss) - before provision for income taxes       (18,374)           (115)
                                                    -----------     -----------
Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income (loss)                                   $   (18,374)    $      (115)
                                                    ===========     ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                                 $     (0.00)    $     (0.00)
                                                    -----------     -----------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                   4,991,398         491,398
                                                    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                     June 30,        June 30,
                                                       2006            2005
                                                    -----------     -----------
SALES                                               $    16,247     $    46,381

COST OF SALES                                                --              --
                                                    -----------     -----------
  Gross Profit                                           16,247          46,381
                                                    -----------     -----------
EXPENSES
  Consulting and professional fees                        1,763          27,333
  Administrative                                         57,978          28,522
                                                    -----------     -----------
    TOTAL EXPENSES                                       59,741          55,855
                                                    -----------     -----------
Income (loss) from operations                           (43,494)         (9,474)

OTHER INCOME (EXPENSE)
  Interest Expense                                           --              --
  Other income                                               --              --
                                                    -----------     -----------
    TOTAL OTHER (EXPENSE)                                    --              --
                                                    -----------     -----------
Income (loss) from operations                           (43,494)         (9,474)
                                                    -----------     -----------
Income (loss) - before provision for income taxes       (43,494)         (9,474)
                                                    -----------     -----------
Provision for income taxes                                   --              --
                                                    -----------     -----------
Net income (loss)                                   $   (43,494)    $    (9,474)
                                                    ===========     ===========
NET LOSS PER COMMON SHARE
  Basic and diluted                                 $     (0.01)    $     (0.02)
                                                    -----------     -----------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                   4,991,398         491,398
                                                    -----------     -----------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                             June 30,     June 30,
                                                               2006         2005
                                                             --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $(43,494)    $ (9,474)
  Adjustments to reconcile net loss to net cash provided
    by operating activities
      Depreciation                                                788        1,516

  Changes in operating assets and liabilities
    Accounts receivable                                            --           --
    Accounts receivable-related party                              --           --
    Accounts payable-related                                       --           --
    Accounts payable                                           45,000        2,407
    Cash overdraft                                                 --           --
    Other assets                                                   --           --
      Net Cash from Operations                                  2,294       (5,551)
                                                             --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES                               --           --
                                                             --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable-related parties                   750        7,000
    Proceeds from notes payable                                 1,000           --
    Payments on notes payable-related parties                  (2,100)          --
                                                             --------     --------
      Net cash provided (used) by financing activities           (350)       7,000
                                                             --------     --------
  Net Increase (decrease) in Cash                                 194        1,449
  Cash at Beginning of Period                                     379          551
                                                             --------     --------
  Cash at End of Period                                      $    573     $  2,000
                                                             ========     ========
  Supplemental disclosure of cash flow information
      Cash paid for interest                                 $     --     $     --
                                                             --------     --------
      Cash paid for income taxes                             $     --     $     --
                                                             --------     --------

   The accompanying notes are an integral part of these financial statements.

                  AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management's plans include raising additional operating funds from private placements of shares of its common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2006.

4.    RELATED PARTY TRANSACTIONS

Accounts payable - related parties - As of June 30, 2006, the Company has notes payable totaling $57,664 to Mr. Jones' affiliate entities for funds advanced. As of June 30, 2005, the Company has a note payable in the amount of $7,027 to Fast One, Inc. and a note payable in the amount of $50,637 to DJ Motorsports, Inc.

5.    SIGNIFICANT EVENTS

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

6.    SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a)) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital, (e) our lack of operational experience, and (f) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including those described in "Business Risk Factors" of the Company's Form 10-KSB for the year ended December 31, 2005. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the industry, demand for the Company's services,, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

      Results Of Operations

      For The Three Months Ended June 30, 2006 Compared To The Three Months Period Ended June 30, 2005

      Revenues

      Revenue for the three months ended June 30, 2006, was $15,367, a decrease of $ 14,611, from $29,978 in revenues for the same period ended June 30, 2005. The decrease of 49% in revenues in 2006 was attributable to management spending most of its efforts on fund raising rather than consulting.

      Operating expenses. Operating expenses for the three months ended June 30, 2006 were $33,741, as compared to $30,093, for the three months ended June 30, 2005, or a 12% increase. Operating expenses in 2006 consisted of $200 in consulting and professional fees and $33,541 in general and administrative expenses.

      Net income (loss). The Company had a net loss of $18,374 for the three months ended June 30, 2006, as compared to a net loss of $115 for the three months ended June 30, 2005. The increased loss of $14,611, or 127%, was mostly attributable to the lack of sales from consulting services.

      For The Six Months Ended June 30, 2006, Compared To The Six Months Ended June 30, 2005

      Revenues

      Revenue for the six months ended June 30, 2006, was $16,247, a decrease of $ 30,134, from $46,381 in revenues for the same period ended June 30, 2005. The decrease of 65% in revenues in 2006 was attributable to management spending most of its efforts on fund raising rather than consulting.

      Operating expenses. Operating expenses for the six months ended June 30, 2006, were $59,741, as compared to $55,855, for the six months ended June 30, 2005, or a 7% increase. Operating expenses in 2006 consisted of $1,763 in consulting and professional fees and $57,978 in general and administrative expenses.

      Net income (loss). The Company had a net loss of $43,494 for the six months ended June 30, 2006, as compared to a net loss of $9,474 for the six months ended June 30, 2005. The increased loss of $34,020, or 359% was mostly attributable to the lack of sales from consulting services.

      Liquidity And Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has incurred losses since inception. The Company incurred a net loss of $43,494 and a net loss of $9,474 for the six months ended June 30, 2006 and 2005, respectively, and has an accumulated deficit of $218,934 at June 30, 2006. As of June 30, 2006, we had assets of $573 and liabilities of $216,365 creating a working capital deficiency of $215,792. The Company currently has approximately $573 in cash and cash equivalents as of June 30, 2006.

      The majority of our liabilities, $131,201, are accounts payable. Notes payable to related parties of $57,664 are also included in our liabilities. As of June 30, 2006, the Company has notes payable totaling $57,664 to Mr. Jones' affiliate entities for funds advanced. As of June 30, 2005, the Company has a note payable in the amount of $7,027 to Fast One, Inc. and a note payable in the amount of $50,637 to DJ Motorsports, Inc.

      For the six months ended June 30, 2006, the Company was provided net cash from its operations of $2,294, no cash was used in investing activities and had $350 in cash used in financing activities in the proceeds of notes payable.

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

      In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended June 30, 2006, the Company's Principal Executive Officer and Interim Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:

Exhibit Number    Title of Document                                        Location
--------------    -----------------------------------------------------    ----------------------------------------
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

Exhibit Number    Title of Document                                        Location
--------------    -----------------------------------------------------    ----------------------------------------
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


      (b) Reports on Form 8-K:

      Current Report on Form 8-K filed by the Company on August 4, 2006, whereby the Company disclosed that on July 25, 2006, the Company entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in Notes and (ii) warrants to purchase 10,000,0000 shares of the Company's Common Stock. The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for of the Common Stock during the twenty (20) trading day period prior to conversion. The Applicable Percentage means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.30.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 31, 2006                  AMERICAN RACING CAPITAL, INC.

                                 By:  /s/ D. Davy Jones
                                      ------------------------------------------
                                      D. Davy Jones
                                      President, Chief Executive Officer,
                                      and Director

                                 By:  /s/ A.  Robert Koveleski
                                      ------------------------------------------
                                      A. Robert Koveleski
                                      Interim Principal Accounting Officer
                                      and Secretary