Form 10KSB/A
period 2005-12-31
American Racing Capital, Inc.
filed 2006-09-08
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

      As of August 29, 2006, the Company has two employees. Mr. D. Davy Jones is the Company's President and Chief Executive Officer. Mr. Robert A. Koveleski is the Company's Vice-President and Interim Principal Accounting Officer. As of December 31, 2005, the Company did not enter into formal employment agreements with Messrs. Jones and Koveleski. As of the date of the filing of this Amendment No. 1 to the Annual Report, the Company has not yet entered into any definitive employment agreements with Messrs. Jones and Koveleski, but it plans to do so in the near future.

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

      The following table reflects high and low quarterly bid prices for the fiscal year ended December 31, 2005, and the subsequent period up to the filing of this Amendment No. 1 to the Annual Report. This information has been provided to the Company by Pink Sheets, LLC. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions.


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

Compensation Pursuant To Plans

      For the fiscal year ended December 31, 2005, and the subsequent period up to the date of the filing of this Amendment No. 1 to the Annual Report, the Company did not adopt any plans, and therefore there is no compensation to the Company's executives pursuant to a stock option plan or any other plans.

Compensation Of Directors

      For the fiscal year ended December 31, 2005, and the subsequent period up to the date of the filing of this Amendment No. 1 to the Annual Report, the Company did not compensate directors for their services.

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

      The table below sets forth information with respect to the beneficial ownership of our common stock as of August 29, 2006, a date close to the filing of this Amendment No. 1 to the Annual Report for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and
(iii) all of our directors and executive officers as a group.

----------------------------------------------------------------------------------------------------------------------------

                                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------------------------------------------------------------------------

                              Name and Address                                      Amount and Nature of      Percentage
Title of Class                of Beneficial Owner                                  Beneficial Ownership(1)    of Class(2)
--------------                -------------------                                  -----------------------    -----------

                              Fairhills Capital                                                  8,000,000           28.79%

Common                        1275 Fairhills Drive
                              Ossining, NY 10562

                              SW International LLC(2)                                           12,000,000           43.18%
Common                        401 B Street, Suite 1200
                              San Diego, CA 92101

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


(2) A. Robert Koveleski, our Vice President, Interim Principal Accounting Officer, and a member of the Board of Directors, is the Managing Member of SW International, LLC and has sole voting and investment control over the shares.

Security Ownership Of Management Of American Racing Capital, Inc. (Common and Preferred Stock)

-------------------------------------------------------------------------------------------------------
                             SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY
-------------------------------------------------------------------------------------------------------
                                                                            Amount and
                                                                             Nature of
                          Name and Position                                  Beneficial    Percentage
Title of Class            of Officer and/or Director                         Ownership(1)  of Class
-----------------------   --------------------------------------------- ----------------- ------------
Common
                          D. Davy Jones, President, CEO and Director           1,500,000          5.40%
                          A. Robert Koveleski, Vice President,
                            Interim Principal Accounting Officer
                              and Director                                    13,350,000(2)      48.03%
                                                                              ----------         -----
                          All Officers and Directors as a Group (2 Persons)   14,850,000(3)      53.43%
                                                                              ==========         =====

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

(2) A. Robert Koveleski, our Vice President, Interim Principal Accounting Officer, and a member of the Board of Directors, is the Managing Member of SW International, LLC and has sole voting and investment control over the shares.

(3) This total includes the number of shares owned by SW International, LLC, whose Managing Member is A. Robert Koveleski.

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


September 7, 2006                      AMERICAN RACING CAPITAL, INC.

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
                                    ===========              ===========

            j. Newly Issued Accounting Pronouncements

            During the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

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