Form 10QSB
period 2006-09-30
American Racing Capital, Inc.
filed 2006-11-14
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                         Commission File Number 0-29057

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________TO __________________

                          AMERICAN RACING CAPITAL, INC.
               (Exact name of registrant as specified in charter)

            NEVADA                                             87-0631750
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

            920 Bollen Circle
         Gardnerville, NV 89460                                  89448
(Address of principal executive offices)                         (Zip)

Issuer's telephone number, including area code              (800) 914-3177

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: AS OF OCTOBER 4, 2006 - 27,791,398 SHARES OF THE ISSUER'S COMMON STOCK, $0.001 PAR VALUE PER SHARE.

                                   ----------

Transitional Small Business Disclosure Format: Yes |_] No |X|

                                     PART I
                              FINANCIAL INFORMATION

INTRODUCTORY NOTE

      FORWARD-LOOKING STATEMENTS

      This Form 10-QSB contains "forward-looking statements" relating to American Racing Capital, Inc. ("ARC" or the "Company") which represent ARC's current expectations or beliefs including, but not limited to, statements concerning ARC's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy, certain of which are beyond ARC's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $   380,181
  Deposits                                                              202,000
                                                                    -----------
    Total Current Assets                                                582,181
                                                                    ===========
  PROPERTY AND EQUIPMENT, net                                                --
                                                                    -----------
    TOTAL ASSETS                                                    $   582,181
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable - related parties                                   $    56,664
  Notes payable                                                          26,000
  Accounts payable and accrued expenses                                  59,212
                                                                    -----------
    Total Current Liabilities                                           141,876
                                                                    -----------
CONVERTIBLE NOTES PAYABLE, net                                           69,444
                                                                    -----------
    TOTAL LIABILITIES                                                   211,320
                                                                    -----------
STOCKHOLDERS' EQUITY
  Preferred stock 10,000,000 shares authorized at
    $0.001 par value; 2,000,000 shares issued and outstanding             2,000
Common stock 500,000,000 shares authorized at
    $0.001 par value; 27,791,398 shares issued and outstanding           27,791
  Additional paid in capital                                          6,721,221
  Accumulated deficit                                                (6,380,151)
                                                                    -----------
    Total Stockholders' Equity                                          370,861
                                                                    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   582,181
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   September 30,   September 30,
                                                       2006            2005
                                                   -------------   -------------
SALES                                               $     5,375       $ 24,647
COST OF SALES                                                --             --
                                                    -----------       --------
  Gross Profit                                            5,375         24,647
                                                    -----------       --------
EXPENSES
  Consulting and professional fees                    5,997,869         25,000
  Administrative                                         86,779         35,317
                                                    -----------       --------
    TOTAL EXPENSES                                    6,084,648         60,317
                                                    -----------       --------
Loss from operations                                 (6,079,273)       (35,670)
OTHER INCOME (EXPENSE)
  Interest expense                                      (81,944)            --
  Other income                                               --             --
                                                    -----------       --------
    TOTAL OTHER (EXPENSE)                               (81,944)            --
                                                    -----------       --------
Loss - before provision for income taxes             (6,161,217)       (35,670)
                                                    -----------       --------
Provision for income taxes                                   --             --
                                                    -----------       --------
Net loss                                            $(6,161,217)      $(35,670)
                                                    ===========       ========
NET LOSS PER COMMON SHARE
  Basic and diluted                                 $     (0.38)      $  (0.00)

                                                    -----------       --------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                  16,391,398        491,398
                                                    -----------       --------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                   September 30,   September 30,
                                                        2006           2005
                                                   -------------   -------------
SALES                                               $    21,622      $ 71,028
COST OF SALES                                                --            --
                                                    -----------      --------
  Gross Profit                                           21,622        71,028
                                                    -----------      --------
EXPENSES

  Consulting and professional fees                    5,999,632        52,333
  Administrative                                        144,757        63,839
                                                    -----------      --------
    TOTAL EXPENSES                                    6,144,389       116,172
                                                    -----------      --------
Loss from operations                                 (6,122,767)      (45,144)

OTHER INCOME (EXPENSE)
  Interest expense                                      (81,944)           --
  Other income                                               --            --
                                                    -----------      --------
    TOTAL OTHER INCOME (EXPENSE)                        (81,944)           --
                                                    -----------      --------

                                                    -----------      --------
Loss - before provision for income taxes             (6,204,711)      (45,144)
                                                    -----------      --------
Provision for income taxes                                   --            --
                                                    -----------      --------
Net loss                                            $(6,204,711)     $(45,144)
                                                    ===========      ========
NET LOSS PER COMMON SHARE
  Basic and diluted                                 $     (0.49)     $  (0.09)
                                                    -----------      --------
WEIGHTED AVERAGE  OUTSTANDING SHARES
  Basic and diluted                                  12,591,398       491,398
                                                    -----------      --------

   The accompanying notes are an integral part of these financial statements.

                 AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                                      September 30,   September 30,
                                                          2006             2005
                                                      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $(6,204,711)      $(45,144)
  Adjustments to reconcile net loss to net cash
      provided by operating activities Depreciation            788          2,274
      Amortization of discount on convertible debt          69,444
      Common stock and warrants issued for services      5,688,081
  Changes in operating assets and liabilities                   --             --
    Deposits                                              (202,000)            --
    Accounts payable                                        57,500         43,966
                                                       -----------       --------
    Net cash used in operating activities                 (590,898)         1,096
                                                       -----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES                            --             --
                                                       -----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debt                         975,300             --
    Payments on notes payable                               (1,500)            --
    Proceeds from notes payable-related parties                750          7,000
    Proceeds from notes payable                              1,000          1,500
    Payments on notes payable-related parties               (4,850)            --
                                                       -----------       --------
      Net cash provided  by financing activities           970,700          8,500
                                                       -----------       --------
  Net Increase (Decrease) in Cash                          379,802          9,596
  Cash at Beginning of Period                                  379            551
                                                       -----------       --------
  Cash at End of Period                                $   380,181       $ 10,147
                                                       ===========       ========
  Supplemental disclosure of cash flow information
      Common stock issued for accrued expenses         $    84,489       $     --
      Cash paid for interest                           $        --       $     --
                                                       -----------       --------
      Cash paid for income taxes                       $        --       $     --
                                                       -----------       --------

   The accompanying notes are an integral part of these financial statements.

                  AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2006.

4.    RELATED PARTY TRANSACTIONS

Accounts payable - related parties - As of September 30, 2006, the Company had notes payable totaling $56,664 to affiliate entities for funds advanced.

5.    SIGNIFICANT EVENTS

On August 25, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to increase the authorized number of shares of capital from 50,000,000 to 500,000,000. On October 3, 2005, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to change the corporate name from 'Creative Holdings & Marketing Corporation' to 'American Racing Capital, Inc.'

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

On March 20, 2006, the Board of Directors of the Company, in lieu of a special meeting and pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding, which became effective on March 30, 2006 (the "Effective Date"). On the Effective Date, the Company's issued and outstanding Common Stock was reduced based on the 1-for-100 ratio and the new symbol for the Company was changed to 'ANRC'.

On July 24, 2006, the Company and LJ&J Enterprises of Tennessee, Inc. ("LJ&J") entered into an agreement whereby the parties agreed to enter into a stock acquisition of eighty-percent of LJ&J's common stock. As of September 30, 2006, the parties have not closed the transaction, but contemplate to do so by the end of fiscal year 2006.

For additional significant events which occurred after September 30, 2006, please refer to NOTE 8. SUBSEQUENT EVENTS.

6.    FUNDING

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 10,000,000 shares of the Company's Common Stock (the "Warrants"). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Subject to the Securities Purchase Agreement, the Company filed a registration statement (the "Registration Statement") with the U.S. Securities and Exchange Commission on September 11, 2006. The Company registered 20,576,133 shares of common stock underlying the Notes. The Company did not register any shares in connection with the Warrants as the Warrants were not subject to registration rights. The Notes are convertible into the Company's Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The "Applicable Percentage" means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the Investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of the Company's Common Stock at an exercise price of $0.30. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $1,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $69,444 during the period ended September 30, 2006.

The Company received an initial funding of $700,000 in gross proceeds (which accounted for $640,000 in net proceeds) on July 26, 2006. The following Investors invested these amounts: AJW Capital Partners, LLC invested $67,900; AJW Offshore, Ltd. invested $413,000; AJW Qualified Partners, LLC invested $210,000; and New Millennium Capital Partners II, LLC invested $9,100.

The Company received the second tranche of funding on September 12, 2006, after the filing of the Registration Statement, via the purchase of Notes in the aggregate amount of $600,000 by the Investors.

7.    COMMON STOCK

During the nine months ended September 30, 2006, the Company issued a total of 21,200,000 shares of restricted common to various entities as compensation for consulting services. All the shares issued were valued at market prices on the date of issuance.

8.    SUBSEQUENT EVENTS

On October 27, 2006, the Company and D. Davy Jones ("Jones") entered into a Settlement Agreement with General Release (the "Settlement Agreement"), whereby the parties agreed to terminate that certain Employment Agreement with Jones. Pursuant to the Settlement Agreement, the Company shall pay Jones the sum of $240,000.00 as follows: (i) an initial lump sum payment of $20,000, which was paid upon execution of the Settlement Agreement; and (ii) the remainder of the Settlement Sum, in monthly increments of $10,000.00 during a period of twenty-two months to commence on November 15, 2006, and otherwise in accordance with the current normal payroll practices of ARC. The parties also agreed, inter alia, that the Company shall transfer to Jones 100 shares of common stock of FastOne, Inc. (the "FastOne Common Stock"), a Nevada corporation and wholly-owned subsidiary of the Company, and 100 shares of common stock of Davy Jones Motorsports, Inc. (the "DJM Common Stock"), a Nevada corporation and wholly-owned subsidiary of the Company, to Jones in exchange of 1,500,000 shares of common stock (which represent the number of shares adjusted post-stock split effectuated by ARC in March 2006), par value $0.001 per share, of ARC (the "ARC Common Stock"), and One Million (1,000,000) shares of Series A Convertible Preferred Stock, par value $0.001 per share (the "ARC Preferred Stock"). Upon the execution of the Settlement Agreement and the transfer of the shares described above, the Company shall have no rights to, interests and liabilities in the FastOne Common Stock and the DJM Common Stock, and Jones shall have no rights to, interests and liabilities in the ARC Common Stock and the ARC Preferred Stock.

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

      Overview

      On October 17, 2005, American Racing Capital, Inc. (the "Company") entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company ("ARCI") and the shareholders of ARCI, pursuant to which, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company's Common Stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation ("ARCD") and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company's Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company's Common Stock. As a result of these share exchange transactions, ARCI and ARCD became wholly-owned subsidiaries of the Company. The Company then adopted a new strategy focused on the integration of race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

      On March 20, 2006, the Board of Directors of the Company, in lieu of a special meeting and pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the Company's issued and outstanding, which became effective on March 30, 2006 (the "Effective Date"). On the Effective Date, the Company's issued and outstanding Common Stock was reduced based on the 1-for-100 ratio and the new symbol for the Company was changed to 'ANRC'.

      On July 24, 2006, the Company and LJ&J Enterprises of Tennessee, Inc. ("LJ&J") entered into an agreement whereby the parties agreed to enter into a stock acquisition of eighty-percent of LJ&J's common stock. As of September 30, 2006, the parties have not closed the transaction, but contemplate to do so by the end of fiscal year 2006.

      On October 27, 2006, the Company and D. Davy Jones ("Jones") entered into a Settlement Agreement with General Release (the "Settlement Agreement"), whereby the parties agreed to terminate the Employment Agreement with Jones. Pursuant to the Settlement Agreement, the Company shall pay Jones the sum of $240,000.00 (the "Settlement Sum") as follows: (i) an initial lump sum payment of $20,000, which was paid upon execution of the Settlement Agreement; and (ii), the remainder of the Settlement Sum, in monthly increments of $10,000.00 during a period of twenty-two months to commence on November 15, 2006, and otherwise in accordance with the current normal payroll practices of ARC. The parties also agreed, inter alia, that the Company shall transfer to Jones 100 shares of common stock of FastOne, Inc. (the "FastOne Common Stock"), a Nevada corporation and wholly-owned subsidiary of the Company, and 100 shares of common stock of Davy Jones Motorsports, Inc. (the "DJM Common Stock"), a Nevada corporation and wholly-owned subsidiary of the Company, to Jones in exchange of 1,500,000 shares of common stock (which represent the number of shares adjusted post-stock split effectuated by ARC in March 2006), par value $0.001 per share, of ARC (the "ARC Common Stock"), and One Million (1,000,000) shares of Series A Convertible Preferred Stock, par value $0.001 per share (the "ARC Preferred Stock"). Upon the execution of the Settlement Agreement and the transfer of the shares described above, the Company shall have no rights to, interests and liabilities in the FastOne Common Stock and the DJM Common Stock, and Jones shall have no rights to, interests and liabilities in the ARC Common Stock and the ARC Preferred Stock.

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

      Results Of Operations

For The Three Months Ended September 30, 2006 Compared To The Three Months Period Ended September 30, 2005

      Revenues. Revenue for the three months ended September 30, 2006, was $5,375, a decrease of $ 19,272, from $24,647 in revenues for the same period ended September 30, 2005. The decrease of 78% in revenues in 2006 was attributable to management spending most of its efforts on acquisitions rather than consulting.

      Operating expenses. Operating expenses for the three months ended September 30, 2006 were $6,084,648, as compared to $60,317, for the three months ended September 30, 2005, or a 1008% increase. Operating expenses in 2006 consisted of $5,997,869 in consulting and professional fees paid in connection with acquisitions being considered and arranging financing for these acquisitions and $86,779 in general and administrative expenses.

      Net loss. The Company had a net loss of $6,161,217 for the three months ended September 30, 2006, as compared to a net loss of $35,670 for the three months ended September 30, 2005. The increased loss of $6,125,547 was mostly attributable to the value of the shares of common stock and warrants issued to consultants valued at $5,615,510 and cash paid to the consultants of $230,000.

      For The Nine Months Ended September 30, 2006, Compared To The Nine Months Ended September 30, 2005

      Revenues

      Revenue for the nine months ended September 30, 2006, was $21,622, a decrease of $49,406, from $71,028 in revenues for the same period ended September 30, 2005. The decrease of 70% in revenues in 2006 was attributable to management spending most of its efforts on fund raising rather than consulting.

      Operating expenses. Operating expenses for the nine months ended September 30, 2006, were $6,122,767, as compared to $116,172, for the nine months ended September 30, 2005, or a 5,270% increase. Operating expenses in 2006 consisted of $5,999,632 in consulting and professional fees paid in connection with acquisitions being considered and arranging financing for those acquisitions and $144,757 in general and administrative expenses.

      Net loss. The Company had a net loss of $6,204,711 for the nine months ended September 30, 2006, as compared to a net loss of $45,144 for the nine months ended September 30, 2005. The increased loss of $6,159,567 was mostly attributable to the value of the shares of common stock and warrants issued to consultants valued at $5,615,510 and cash paid to the consultants of $230,000.

      Liquidity And Capital Resources

      Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred losses since inception. We incurred a net loss of $6,204,711 and a net loss of $45,144 for the nine months ended September 30, 2006 and 2005, respectively, and have an accumulated deficit of $6,380,151 at September 30, 2006. As of September 30, 2006, we had current assets of $582,181 and current liabilities of $141,876 resulting in positive working capital of $440,305. As of September 30, 2006, the Company has approximately $380,181 in cash and cash equivalents. On July 24, 2006, the Company paid $200,000, as partial payment of a purchase price in connection with an acquisition of ownership interest in LJ&J Enterprises of Tennessee, Inc.

      Included in our liabilities are $59,212 of accounts payable and accrued expenses. Notes payable to related parties of $56,664 are also included in our liabilities.

      For the nine months ended September 30, 2006, the Company used net cash in its operations of $590,898, no cash was used in investing activities and $970,700 in cash was provided by financing activities of which $975,300 came in the net proceeds of convertible notes payable.

      In the third quarter of 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the "Investors"). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the "Notes") and (ii) warrants to purchase 10,000,0000 shares of our common stock (the "Warrants"). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's common shares at fifty percent (50%) (the "Applicable Percentage") of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.30. The Company received an initial funding of $700,000 in gross proceeds (which accounted for $640,000 in net proceeds) on July 26, 2006. The following Investors invested these amounts: AJW Capital Partners, LLC invested $67,900; AJW Offshore, Ltd. invested $413,000; AJW Qualified Partners, LLC invested $210,000; and New Millennium Capital Partners II, LLC invested $9,100. The Company received the second tranche of funding on September 12, 2006, after the filing of the Registration Statement, via the purchase of Notes in the aggregate amount of $600,000 by the Investors.

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

ITEM 3. CONTROLS AND PROCEDURES

      (A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Interim Principal Executive Officer/Interim Principal Accounting Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Interim Principal Executive Officer/Interim Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company's management, including its Interim Principal Executive Officer/Interim Principal Accounting Officer, to allow timely decisions regarding required disclosure

      (B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fiscal quarter ended September 30, 2006, the Company's Interim Principal Executive Officer/Interim Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the nine months ended September 30, 2006, the Company issued a total of 21,200,000 shares of restricted common to various entities as compensation for consulting services. All the shares issued were valued at market prices on the date of issuance.

      On July 25, 2006, the Company entered into a Securities Purchase Agreement with the Investors. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in Notes and (ii) 10,000,0000 Warrants. The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company's common shares at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the Investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.30. The Company received an initial funding of $700,000 in gross proceeds (which accounted for $640,000 in net proceeds) on July 26, 2006. The following Investors invested these amounts: AJW Capital Partners, LLC invested $67,900; AJW Offshore, Ltd. invested $413,000; AJW Qualified Partners, LLC invested $210,000; and New Millennium Capital Partners II, LLC invested $9,100. The Company received the second tranche of funding on September 12, 2006, after the filing of the Registration Statement, via the purchase of Notes in the aggregate amount of $600,000 by the Investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO BE A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

Exhibit Number   Title of Document                      Location
--------------   ------------------------------------   ------------------------
3.2              Certificate of Designation of the      Incorporated by
                 Series A Convertible Preferred Stock   reference as Exhibit 3.2
                 of American Racing Capital, Inc.       to Form 8-K filed on
                                                        December 5, 2005

10.1             Share Exchange Agreement, dated        Incorporated by
                 October 17, 2005, by and among the     reference as Exhibit
                 Company, American Racing Capital,      99.1 to Form 8-K filed
                 Inc., and the shareholders of          on October 17, 2005
                 American Racing Capital, Inc.

Exhibit Number   Title of Document                      Location
--------------   ------------------------------------   ------------------------
10.2             Share Exchange Agreement, dated        Incorporated by
                 October 18, 2005, by and among the     reference as Exhibit
                 Company, ARC Development               99.1 to Form 8-K filed
                 Corporation, and the shareholders of   on October 19, 2005
                 ARC Development Corporation

10.3             Securities Purchase Agreement dated    Incorporated by
                 July 25, 2006, by and among the        reference as Exhibit 4.1
                 Company and New Millennium Capital     to Form 8-K filed on
                 Partners II, LLC, AJW Qualified        August 4, 2006
                 Partners, LLC, AJW Offshore, Ltd.
                 and AJW Partners, LLC

10.4             Form of Callable Convertible Secured   Incorporated by
                 Note by and among New Millennium       reference as Exhibit 4.2
                 Capital Partners II, LLC, AJW          to Form 8-K filed on
                 Qualified Partners, LLC, AJW           August 4, 2006
                 Offshore, Ltd. and AJW Partners, LLC

10.5             Form of Stock Purchase Warrant         Incorporated by
                 issued to New Millennium Capital       reference as Exhibit 4.3
                 Partners II, LLC, AJW Qualified        to Form 8-K filed on
                 Partners, LLC, AJW Offshore, Ltd.      August 4, 2006
                 and AJW Partners, LLC

10.6             Registration Rights Agreement dated    Incorporated by
                 July 25, 2006 by and among New         reference as Exhibit 4.4
                 Millennium Capital Partners II, LLC,   to Form 8-K filed on
                 AJW Qualified Partners, LLC, AJW       August 4, 2006
                 Offshore, Ltd. and AJW Partners, LLC

10.7             Security Agreement dated July 25,      Incorporated by
                 2006 by and among the Company and      reference as Exhibit 4.5
                 New Millennium Capital Partners II,    to Form 8-K filed on
                 LLC, AJW Qualified Partners, LLC,      August 4, 2006
                 AJW Offshore, Ltd. and AJW Partners,
                 LLC

10.8             Intellectual Property Security         Incorporated by
                 Agreement dated July 25, 2006 by and   reference as Exhibit 4.6
                 among the Company and New Millennium   to Form 8-K filed on
                 Capital Partners II, LLC, AJW          August 4, 2006
                 Qualified Partners, LLC, AJW
                 Offshore, Ltd. and AJW Partners, LLC

10.9             Employment Agreement, dated as of      Incorporated by
                 September 8, 2006, by and between      reference as Exhibit
                 the Company and D. Davy Jones          10.2 to the Registration
                                                        Statement on Form SB-2
                                                        filed on September 11,
                                                        2006

10.10            Employment Agreement, dated as of      Incorporated by
                 September 8, 2006, by and between      reference as Exhibit
                 the Company and A. Robert Koveleski    10.3 to the Registration
                                                        Statement on Form SB-2
                                                        filed on September 11,
                                                        2006

10.11            Consulting Agreement, dated as of      Provided herewith
                 May 15, 2006, by and between the
                 Company and Earl Ingarfield

10.12            Agreement, dated July 24, 2006, by     Provided herewith
                 and between the Company and LJ&J
                 Enterprises of Tennessee, Inc.

31.1             Certification by Interim President     Provided herewith
                 and Chief Executive Officer/Interim
                 Principal Accounting Officer
                 pursuant to 15 U.S.C. Section 7241,
                 as adopted pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002

Exhibit Number   Title of Document                      Location
--------------   ------------------------------------   ------------------------
32.1             Certification by Interim President     Provided herewith
                 and Chief Executive Officer/ Interim
                 Principal Accounting Officer
                 pursuant to 18 U.S.C. Section 1350,
                 as adopted pursuant to Section 906
                 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2006             AMERICAN RACING CAPITAL, INC.


                              By: /s/ A. Robert Koveleski
                                  ----------------------------------------------
                                  A. Robert Koveleski
                                  Interim President and Chief Executive Officer, Interim Principal Accounting Officer and Secretary