Form 10KSB
period 2006-12-31
American Racing Capital, Inc.
filed 2007-03-16
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

AMERICAN RACING CAPITAL, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0631750
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification Number)

P.O. Box 22002 San Diego, Ca 92192
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(800) 230-7132

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Name of each exchange on which registered	None

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes☐ No☒ 2. Yes☐ No☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB         ☒

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes☐  No☒

State Issuer’s Revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The market value of shares held by nonaffiliates is $1,260,721.54 based on the bid price of $0.23 per share at March 13, 2007.

As of March 13, 2007, the Company had 26,831,398 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I

Forward-Looking Statements

This Form 10-KSB contains “forward-looking statements” relating to American Racing Capital, Inc. (formerly Altrimega Health Corporation) (the “Company”), which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of the Company to develop a growth strategy and compete with other companies in its industry, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

Item 1. Description Of Business

History And Organization

General

The Company was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999, the name of the corporation was changed to Altrimega Health Corporation (“Altrimega”). On July 25, 2002, the Company entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation (“Creative Holdings”). Pursuant to that Letter of Intent and upon the consummation of a definitive agreement, Altrimega was to acquire Creative Holdings. A Merger Agreement was executed on August 15, 2002, between the Company, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, and the shareholders of Creative Holdings. On September 2, 2002, the Company, Creative Holdings and the shareholders of Creative Holdings amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of the Company. The share exchange was completed on October 17, 2002, at which time, Creative Holdings became a wholly owned subsidiary of the Company.

Pursuant to the share exchange transaction (effective retroactively as of August 15, 2002), with Creative Holdings and it’s shareholders, the shareholders of Creative Holdings exchanged with and delivered to the Company 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each share of Series A Convertible Preferred Stock was convertible into 300 shares of common stock of the Company. Between December 21, 2004 and January 5, 2005, the Company entered into releases with each holder of the Company’s 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company’s outstanding shares of Series A Preferred Stock.

Also on October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company (“ARCI”) and the shareholders of ARCI, pursuant to which, the ARCI shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company’s common stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s common stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company and the shareholders of Fast One, Inc., DJ Motorsports, Inc. and ARCI became the controlling shareholders of the Company.

On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation (“ARCD”) and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the ARCD shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 135,000,000 shares of the Company’s Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

As a result of the share exchange transactions, in October 2005, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

On March 20, 2006, the Board of Directors of the Company, pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split of the Company’s issued and outstanding, which became effective on March 30, 2006. As a result of this reverse stock split, on March 20, 2006, the Company’s issued and outstanding common stock was reduced based on the 1-for-100 ratio and the new symbol for the Company was changed to ‘ANRC’.

On October 27, 2006, the Company entered in a Settlement Agreement and General Release with D. Davy Jones whereby it returned the shares of Fast One, Inc. and Davy Jones Motorsports, Inc. to Mr. Jones for 1,500,000 shares of its common stock and 1,000,000 shares of its preferred stock. As additional consideration for termination of his employment contract, the Company agreed to pay Mr. Jones $240,000 over 24 months.

Business Operations

American Racing Capital’s intended core business is racetrack development and facilities management. The Company has a three-pronged approach to growth in this market segment. 1) Short-track acquisitions, 2) Short-track design and development venues coupled with events sanctioned by; CHAMPCAR, INDYCAR, NASCAR, or other major participating organizations, and 3) the Company intends to solicit corporations seeking to utilize motorsports as a revenue-generating promotional opportunity, providing motorsports marketing, and product licensing.

 By agreement on February 2, 2007, the Company retained Frost Motorsports LLC., to compile a comprehensive search on available speedway properties. Frost Motorsports specializes in the location and valuation of motorsports facilities. Hiring Frost Motorsports will play an intricate role in developing the Company’s growth initiatives as they offer multi-faceted services custom designed to the client’s needs. Frost Motorsports and its strategic partners provide expert analysis and innovative financial solutions within the motorsports industry.  They consult on; valuation, feasibility, transactional, operational, and strategic planning projects for track owners, race sanctioning bodies, professional team owner and other motorsports participants.  Over the last fifteen years, their clients have included Roger Penske, Richard Petty, Jeff Gordon, Championship Auto Racing Teams (“CART”), the National Hot Rod Association (“NHRA”) and scores of racing tracks across North America.

American Racing Capital intends to position itself to acquire a network of companies. American Racing Capital intends to focus on racetrack development and facilities management throughout the continental the United States. Through it’s subsidiaries, the Company will attempt to a) secure financial interests in established track facilities which may also include race management contracts, b) engage in the re-design, development, and management of race track facilities through controlling interests or wholly owned acquisitions, and c) acquire associated companies that compliment our projected motorsports holdings.

The Company is seeking to acquire several established short tracks with development potential.  The Company has a vision for a diverse project portfolio that ranges from developing larger-scale racetrack multiplex facilities, to smaller less elaborate race track facilities. The Company is evaluating racetracks in viable markets currently offered for sale.  Assets, profitability and profit potential, land development, facilities expansion, and ancillary development are key guiding criteria.

On November 21, 2006, the Company entered into a Shareholders Agreement, by and among Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation (“MET”) and a majority-owned subsidiary of ARC, and LJ&J Enterprises, Inc., a Pennsylvania corporation. Simultaneously with the execution of the Shareholders Agreement, MET entered into a Stock Purchase Agreement with LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation (“LJ&J”) to purchase eighty percent (80%) of common stock in LJ&J (the “LJ&J Stock”). LJ&J holds the management and concessions contract for auto racing and special events at the “Music City Motorplex”, located on the Tennessee State Fairgrounds in downtown Nashville, Tennessee. The Company completed the first part of the acquisition whereby it acquired forty percent (40%) of the LJ&J Stock, effective as of January 1, 2007, and anticipates completing the second part of the acquisition in the second quarter of 2007. Music City Motorplex is a 5/8th’s mile paved NASCAR sanctioned short-track, highly steeped in tradition. Located on 115 acres of the Tennessee State Fairgrounds just two miles from the center of downtown Nashville, this facility hosts NASCAR sanctioned events from March through October. Revenues will proceed from existing track operations, concessions and some special events. Build-outs will include attractions such as a family fun entertainment-zone, concerts, additional city sanctioned events, and growing special attractions.

Industry and Marketplace

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 20 million people. Racing events often attract huge festival-sized crowds, many times larger than the Super Bowl, World Series games and NBA finals combined. Many races broadcast live on network and cable TV.

According to the National Speed Sport News (8/30/00), 240,000 spectators showed up for the “Brickyard 400” at Indianapolis Motor Speedway on 8/6/2006. Stations like ESPN and ESPN2, Speed Channel, ABC, CBS, NBC, FOX, TNT and the Outdoor Channel all regularly broadcast racing events. In recent years, race coverage ratings have grown more than 20%, while those of the NFL and the NBA have shown little or no growth and MLB ratings have actually declined as much as 20% according to Street & Smith’s Sports Business Journal(2/13/06).

Given its high profile, auto racing is no longer just a sport. Management believes that it attracts big business and is one of the strongest marketing vehicles for companies to utilize in investing marketing and advertising dollars. This is the reason more Fortune 500 companies are actively involved in auto racing than any other sport.

The motor sports racing industry consists of several distinct categories of auto racing, each with its own organizing/sanctioning body, with corresponding sanctioned events. Sanctioning bodies are responsible for all aspects of race management required to conduct a racing event, including: regulating racing, drivers, safety and teams, providing officials to ensure fair competition, and administering the race and series purses and other prize payments. Sanctioning bodies typically derive revenues from merchandising, race sponsorships, television distribution, and membership fees. During the 2004 racing season, approximately $2.0 billion was spent on corporate sponsorships in the motor sports industry, according to IEG Sponsorship Report (Chicago).

Of the sanctioning bodies in the United States, NASCAR, IRL, NHRA, and Grand Am are among the more well known. The largest auto racing category in the United States, in terms of media exposure and sponsorships, is stock car racing, conducted by the National Association of Stock Car Auto Racing (NASCAR). Until roughly ten years ago, NASCAR events and viewership were predominately confined to the southeastern part of the US. Today, NASCAR races are held, and viewers hail from, all over the country.

Motor sport events are generally heavily promoted, with a number of supporting events surrounding each main race event. Examples of supporting events include: secondary races, qualifying time trials, practice sessions, driver autograph sessions, automobiles and product expositions, catered parties, and other racing related events designed to maximize the spectator’s overall entertainment experience and enhance value to sponsors.

Motor Sports Market

According to NASCAR’s 2005 Team Sponsorship Guide (the “Guide”), racing fans constitute well over one-third of the adult population. NASCAR alone has an estimated 75 million enthusiastic fans. The Guide indicates that the average age of motor sports fans is 39 and nearly 60% are married, almost 81% have a household income of at least $35,000, and roughly 43% have an annual income above $75,000. Fans, both male and female (who account for approximately 40% of the total viewership), come from all occupations: science and engineering, sales and marketing, business owners and executives, and the trades according to the Guide. Management believes that motor sports fans maintain product and brand loyalty based on the products and services of the sponsors and businesses involved in motor sports.

Our corporate objective is to service the motor sports market by integrating our racetrack design and development, and motor sports marketing services. We intend to capitalize on our strategic alliances throughout the industry, which have been created over many years, to adequately position us take full advantage of all available business ventures. We anticipate creating long-term value by focusing on building and acquiring racetrack facilities and motor sports companies that will add value for our investors.

The strength of racing, its widespread appeal, and the ability to reach a large number of people have proven to be a formula for economic success. As a multifaceted motor sports holding company, we intend to position ourselves to capitalize on the future growth of the auto racing industry and its considerable economic rewards.

Motor Sports Sales and Marketing

We seek to finance new build-outs of multi-venue entertainment facilities and acquire and upgrade existing racing facilities, including taking over certain management contracts with current operating racetracks. We are also interested in obtaining certain professional advanced driving schools which introduce many thousands of people to grass-roots motor sports programs.

Our project plans will include involvement in many aspects of auto racing and motor sports and will focus on NASCAR type short-oval paved racing tracks.

Included within the configuration of certain facilities are: Oval racing, Drag Racing, Drifting, Autocross, Road Racing, Karting, Racing Schools, Motorcross & Supercross, Atv and Pee-Wee Racing.

All racing venues will produce revenue from competitors paying racecar entree and driver and crew membership fees. Revenue will also come from race event ticket sales, garage passes, food and beverage concessions, VIP suites and hospitality areas including catering, race fan apparel and souvenir concessions, space rentals for life-style expo booths, race program sales and advertising, track signage, event sponsorships and multi-year track naming rights. And, in some cases television, radio and ancillary rights fees. Additional feasibility studies will allow for projects to include additional revenue generating amenities such as hotels, condos, restaurants, retail shops, water-parks, concerts and special events.

We also assist outside companies in tying into a particular racing organization’s intellectual properties and assets and provide other contractual work, including;

•	Consulting in specific areas of motor sport,

•	Research, evaluate and provide strategic planning for entry into racing,

•	Formulate high-energy branding platforms to fit motor sports,

•	Take the initiative for the motor sport program management,

•	Initiate advertising and public relations exposure,

•	Develop product licensing and merchandising agreements,

•	Provide corporate hospitality and VIP race weekend packages, and

•	Arrange on-track activities with famous celebrity drivers.

Competition

There is increased competition in the field of motor sports racing and entertainment. The field has in the recent past enjoyed vibrant growth of interest in auto racing. Management believes that increased popular interest in this field has created demand for additional services, such as those intended to be provided by the Company. If these growth trends continue, the Company believes that there could be adequate demand for the Company’s services.

In respect to how the Company’s competitive position as compared to other motor sports development companies in this geographic region, management believes that our position is considerably weaker than most other companies because of our limited ability to raise funds. The lack of capital causes the Company to not be able to participate in many projects that are identified.

Employees

As of March 11, 2007, the Company has one employee. Mr. A. Robert Koveleski, is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer. In September of 2006, the Company entered into formal employment agreement with Mr. Koveleski for a term of 3 years. He will receive a base salary of $120,000 annually , and will be entitled to a discretionary bonus and stock option program to acquire up to 250,000 shares of Common Stock.

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business.

Since our inception, through December 31, 2006 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2006, we recorded a loss of operations of $5,186,557. Our accumulated deficit was $5,361,997 as of December 31, 2006. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in maintaining operations or reaching profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

Due to our limited operating history, it is difficult to make an evaluation of our future performance can be made. You should be aware of the difficulties normally encountered by motorsports companies similarly situated to us and the high rate of failure of such enterprises. If we do not successfully address the risks facing us, then our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline significantly. You should consider the likelihood of our future success in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If we encounter problems, additional costs, difficulties, complications or delays in connection with our motorsports activities, it will have a material adverse effect on its business, results of operations and financial condition, and as a result, we could be forces to cease our business operations.

We Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations, And Our Inability To Obtain Adequate Financing May Result In Us Curtailing or Ceasing Our Business Operations

Unless we can become profitable, we will require additional capital to commence and sustain operations and will need access to additional capital or additional debt financing to grow. In addition, to the extent that we have a working capital deficit and we will need to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of implementing our business objectives. Any of these events could be materially harmful to our business, which would force us to curtail or cease our business operations, thus resulting in a lower stock price.

We Have Been The Subject Of A Going Concern Opinion From December 31, 2006 and 2005. From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2006, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of $398,510 at December 31, 2006, which means that our current liabilities as of that date exceeded our current assets on December 31, 2005 by $173,086. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease our business operations.

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly, And This May Adversely Affect Your Investment

There has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced in the past, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a “recognized” national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

•
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

Additional Financing May Potentially Dilute The Value Of Our Stockholders’ Shares

We will need to raise additional capital to fund our anticipated future expansion and implement our business plan. Any additional financing may also involve dilution to our then-existing stockholders, which could result in a decrease in the price of our common stock.

We Depend On Key Personnel And Our Failure To Attract Or Retain Key Personnel Could Harm Our Business

Our success largely depends on the efforts and abilities of our key executive and consultants, including A. Robert Koveleski, our President and Chief Executive Officer, and consultant, Steve B. Pinson, consultant dba Pinson LLC. The loss of the services of Messrs. Pinson and Koveleski could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues.

New Business Ventures Or Acquisitions That We May Undertake Would Involve A Number Of Inherent Risks, Any Of Which Could Cause Us Not To Realize The Benefits Anticipated To Result.

We continually seek to expand our operations through acquisitions of businesses and assets. These transactions involve various inherent risks, such as:

•	uncertainties in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel of an acquired business;

•	the ability to achieve identified operating and financial synergies anticipated to result from an acquisition or other transaction;

•	problems that could arise from the integration of the acquired or new business;

•	unanticipated changes in business, industry or general economic conditions that affect the assumptions underlying the acquisition or other transaction rationale; and

•	unexpected development costs that adversely affect our profitability.

Any one or more of these factors could cause us not to realize the benefits anticipated to result from the acquisition of businesses or assets or the commencement of a new business venture.

We Are Subject To New Corporate Governance And Internal Controls Reporting Requirements, And Our Costs Related To Compliance With, Or Our Failure To Comply With Existing And Future Requirements Could Adversely Affect Our Business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Our Success Will Depend Partly On Our Ability To Operate Without Infringing On Or Misappropriating The Proprietary Rights Of Others.

We may be sued for infringing on the intellectual property rights or misappropriating the proprietary rights of others. Intellectual property litigation is costly, and, even if we prevail, the cost of such litigation could adversely affect our business, financial condition and results of operations. In addition, litigation is time consuming and could divert management attention and resources away from our business. If we do not prevail in any litigation, we could be required to stop the infringing activity and/or pay substantial damages. Under some circumstances in the United States, these damages could be triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or damages paid to the patent holder.

If a third party holding intellectual property rights successfully asserts an infringement claim with respect to any of our products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. Any required license may not be available to us on acceptable terms, or at all. Some licenses may be non-exclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to market some of our anticipated products, which could have a material adverse effect on our business, financial condition and results of operations.

Shareholders Must Rely On Management For The Operation Of The Company.

All decisions with respect to the operation of ANRC and development, production and marketing of our products and services, will be made exclusively by management. Our success will, to a large extent, depend on the quality of the management of the Company. In particular, we will depend on the services of our board members and officers. Management believes that these individuals have the necessary business experience to supervise the management of the company and production and commercial exploitation of our products, however, there can be no assurance that they will perform adequately or that our operations will be successful. Shareholders will have no right or power to take part in the management of the company, for the most part, except to the extent of voting for the members of the Board of Directors each year. Accordingly, no person should purchase any of the stock offered hereby unless such prospective purchaser is willing to entrust all aspects of the management of the company to management and has evaluated management’s capabilities to perform such functions.

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock which is convertible into 300 shares of common stock, 1,000,000 of which were issued to management and are outstanding as of March 13, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

We Have Not, And Currently Do Not Anticipate, Paying Dividends On Our Common Stock.

We have never paid any dividend on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and to expand our business.

There Is A Limited Market For Our Common Stock Which Makes It Difficult For Investors To Engage In Transactions In Our Securities.

Our common stock is quoted on the Pink Sheets under the symbol “ANRC.”

There is a limited trading market for our common stock. If public trading of our common stock does not increase, a liquid market will not develop for our common stock. The potential effects of this include difficulties for the holders of our common shares to sell our common stock at prices they find attractive. If liquidity in the market for our common stock does not increase, investors in our company may never realize a profit on their investment.

Our Stock Is Thinly Traded, Which Can Lead To Price Volatility And Difficulty Liquidating Your Investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and interim quarters, our common stock has traded pre-split as low as $0.11 and as high as $12.00, and post-split as low as $0.18 and as high as $0.60. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

A Sale Of A Substantial Number Of Shares Of Our Common Stock May Cause The Price Of Our Common Stock To Decline.

If our shareholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Item 2. Description Of Properties

The Company’s corporate offices are located in the home of the Company’s President at San Diego, California and no rent is being charged. The Company is currently seeking to relocate into a new executive office.

Item 3. Legal Proceedings

None.

Item 4. Submission Of Matters To A Vote Of Securities Holders

None.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

Our common stock has been quoted on the NASD’s OTC Bulletin Board since November 1, 2000. The table below sets forth, for the respective periods indicated, the prices for our common stock in the over-the-counter market as reported by the NASD’s OTC Bulletin Board.

As of December 31, 2006, the Company has 26,391,398 shares of common stock and 1,000,000 shares of preferred stock outstanding. The Company’s authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

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

YEAR 2005	High Bid	Low Bid
1st Quarter Ended March 31	$0.0045	$0.0023
2nd Quarter Ended June 30	$0.005	$0.0020
3rd Quarter Ended September 31	$0.082	$0.0033
4th Quarter Ended December 31	$0.110	$0.0071

YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$0.310	$0.250
2nd Quarter Ended June 30	$0.350	$0.200
3rd Quarter Ended September 31	$0.350	$0.250
4th Quarter Ended December 31	$2.450	$0.210

At December 31, 2006, we had approximately 93 shareholders of record.

Dividends

The Company has not declared or paid cash dividends since its inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on the Company’s operations, capital requirements, and overall financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2006, the Company issued the following unregistered securities:

On July 25, 2006, the Company entered into a Securities Purchase Agreement with new Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of our common stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the “Applicable Percentage”) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. The warrants are exercisable into shares of the Company’s common stock at $0.30 per share.

Securities Authorized For Issuance Under Equity Compensation Plan

The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2006.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	--	0
Equity compensation plans not approved by security holders	0	--	0
TOTAL	0	--	0

Item 6. Management’s Discussion And Analysis Or Plan Of Operation

General

When used in this Form 10-KSB, the words “anticipated”, “estimate”, “expect”, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended December 31, 2006 and December 31, 2005 should be read in conjunction with the financial statements of the Company and related notes included therein.

Going Concern

As reflected in the Company’s financial statements for the twelve months ended December 31, 2006, the Company’s accumulated deficit of $5,361,997 and its working capital deficiency of $398,510 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital. The financial statements for December 31, 2006 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. At each balance sheet date, management evaluates its estimates. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below.

Revenue Recognition

The Company recognizes revenue when services have been provided and collection is reasonably assured.

Stock-based compensation

The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2006 and 2005.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2006 financial statements.

Results Of Operations For The Year Ended December 31, 2006, Compared To The Year Ended December 31, 2005

Revenues

We had no revenues from continuing operations for the years ended December 31, 2006 and 2005. We anticipate revenues for the fiscal year ending 2007 to consist of race track management fees from the Music City Motorplex racetrack in Nashville, TN and consulting fees to the motorsports industry.

Operating Expenses. Operating expenses for the year ended December 31, 2006 were $6,257,102. We had no operating expenses from continuing operations in 2005 because we disposed of our operating subsidiaries in a settlement agreement with our former president Davy Jones on October 27, 2006. Operating expenses in 2006 consisted of $6,008,581 in consulting fees, $99,415 in travel expenses and payroll expenses of $24,318. $5,711,510 of the consulting fees were paid in shares of our common stock because we have limited cash resources for engaging the people we need to build our business.

Net Loss. The Company had a loss from continuing operations of $5,186,557 for the year ended December 31, 2006 and a gain from discontinued operations of $1,257,298, as compared to a loss from discontinued operations of $120,635 for the year ended December 31, 2005.

Liquidity And Capital Resources

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss from operations of $5,186,557 and $120,635 for the years ended December 31, 2006 and December 31, 2005, respectively. We have an accumulated deficit of $5,361,997 at December 31, 2006. As of December 31, 2006, the Company’s had assets of $443,525 and liabilities of $422,628, a difference of $45,015. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company’s obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

The Company incurred losses since inception until fiscal year ended December 31, 2006.  Since October 2005, any shortfall in working capital has been met through advances from the Company’s former President, Davy Jones. Prior to October, 2005, other shareholders have advanced funds to pay expenses incurred by the Company from time to time.

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,0000 shares of our common stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the “Applicable Percentage”) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $.30. As of December 31, 2006, the Company had convertible debt totaling $1,000,000. As of December 31, 2006, the Company recorded a discount of $847,222 for the fair value of the beneficial conversion feature attached to the convertible debt.

On September 11, 2006 a Form SB-2 ( “Registration Statement”) was filed with the Securities and Exchange Commission. Pursuant to Rule 477 promulgated under the Securities Act of 1933, the Company withdrew the registration Statement on Form SB-2, File No. 333-137231. The basis for the withdrawal was consistent with Rule 415(a)(1)(i).

Cash used by operating activities was $471,520 for the year ended December 31, 2006, compared to cash provided of $37,630 for 2005. The increase in cash used was due primarily to the development of our motor sports business.

We used $450,000 of cash to invest in our unconsolidated subsidiary .

Cash provided by financing activities was $944,504 during fiscal year 2006, compared to cash provided by financing activities of $38,377 during the same period in 2005. This difference was mainly due to an increase in convertible debt proceeds in 2006.

Plan Of Operation for 2007

For the initial stages, we estimate a need for $1,500,000 to $2,500,000 to fund the first year of event and administrative operations and provide working capital. The Company’s plan of operations which seeks to integrate race track design and development operations to leverage the popularity and growth of the motor sports industry.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

Item 7. Financial Statements

The consolidated financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

To the Company’s knowledge, the Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

Item 8A. Controls And Procedures

(a) Evaluation of Disclosure Controls and Procedures:

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Interim Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules of the SEC and accumulated and communicated to the Company’s management, including its Principal Executive Officer and Interim Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(b) Changes In Internal Controls Over Financial Reporting:

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal year, the Company’s Principal Executive Officer and Interim Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9. Directors And Executive Officers, Promoters, And Control Persons; Compliance With Section 16(a) Of The Exchange Act

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Position(S) With The Company	Director Since
A. Robert Koveleski	53	President , CEO, Interim CFO, and Principal Accounting Officer	October 2005

The following information is furnished for each of the executive officers and directors:

A. Robert Koveleski serves as our President/CEO and Interim Principal Accounting Officer and is the sole member of the board of directors since October 2005. During the past thirty-five years, Koveleski has worked exclusively in the auto racing industry contracting and consulting with professional race teams, racing drivers, automotive manufacturers and automotive after-market companies. Utilizing his racing background, he became vice president of operations at the AutoWorld catalog mail order house. He was also president of the Chevrolet Camaro Connection, a catalog company which Mr. Koveleski created and managed. During this time, he dealt with hundreds of suppliers and printed more than two and a half million automotive racing catalogs a year. In 1980 he purchased half interest in a racing school at Pocono International Raceway. While promoting road racing at the track, he secured sponsors and manufacturers as financial participants.

Family Relationships

There is no family relationship between or among any Officer and/or Director of the company.

Term of Office

The director named above will serve until the next annual meeting of our stockholders. In the absence of an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

Committees of the Board of Directors

During the year ended December 31, 2006, the Company did not establish any committees.

The Company does not currently have an audit committee, and the Board of Directors serves this function. A. Robert Koveleski does not qualify as audit committee financial experts, as defined by Regulation S-B Item 401. In addition,  Mr. Koveleski is not considered an independent director, as that term is defined under the Exchange Act.

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

Item 10. Executive Compensation

 The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2005 and 2006 to the following executives (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE
(1)

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
						AWARDS	PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
D. Davy Jones(1)	2006	$32,500	0	0	0	--	--	--
President and Chief Executive Officer	2005	$0	0	0	0	--	--	--

A. Robert Koveleskis(2)	2006	$32,500	0	0	0	--	--	--
Vice President and Interim Principal Accounting Officer	2005	$0	0	0	0	--	--	--

John W. Gandy(3)	2005	$105,000	0	0	0	--	--
President and Chief Executive Officer	2004	$15,000	0	0	0	--	--

Ron Hendrix(4)	2006	$0	0	0	0	--	--
Chief Financial Officer	2005	$0	0	0	0	--	--
_________________

(1)Mr. D. Davy Jones served as the Company’s President and Chief Executive Officer from October 2005 until October 2006 . In July 2006, Mr. Jones and the Company entered into an oral agreement whereby Mr. Jones would receive an annual salary of $120,000, which compensation would commence upon the Company’s obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Jones received $12,500 in compensation In August 2006, the Company and Mr. Jones entered into a definitive employment agreement, whereby an additional $20,000 was paid in 2006.

(2) Mr. A. Robert Koveleski has served as the Company’s Vice-President and Interim Principal Accounting Officer since October 2005. In July 2006, Mr. Koveleski and the Company entered into an oral agreement whereby Mr. Koveleski would receive an annual salary of $120,000, which compensation would commence upon the Company’s obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Koveleski received $12,500 in compensation. In August 06, The Company and Mr. Koveleski entered into a definitive employment agreement, whereby an additional $20,000 was paid in 2006.

(3) Mr. John W. Gandy resigned as President and Director of the Company. During Mr. Gandy’s tenure with the Company, he served as the Company’s President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Gandy in 2003, which was subsequently terminated in 2005. Mr. Gandy was to receive an annual salary of $100,000 with a 5% increase each year to a maximum of $125,000, if the Company had a profit in the previous year. Beginning July 1, 2003, Mr. Gandy informed the Board of Directors that he would forego any additional salary accruals until such time as the Company improves its financial position. In 2004, the Board of Directors voted to reinstate Mr. Gandy’s salary beginning January 31, 2005 and pay him an accrued salary of $15,000 for the fourth quarter of 2004. In 2005, Mr. Gandy’s salary was $105,000, of which he received $26,250 per quarter, and a pro rata amount up to his resignation from the Company. Mr. Gandy resigned as President and Director of the Company on November 18, 2005.

(4) On November 18, 2005, Mr. Ron E. Hendrix resigned as Chief Financial Officer and Director of the Company. During his tenure with the Company, Mr. Hendrix was not compensated and spent a limited amount of time in the business.

Employment Agreements

As described above, the Company entered into a written employment agreement with Mr. Koveleski. Since October of 2005, Mr. Koveleski has served as the Company’s Vice-President and Interim Principal Accounting Officer. Then beginning on October 13th 2006, as the Company’s President and Chief Executive Officer and Interim Principal Accounting Officer. Mr. Koveleski compensation from the Company is in the amount of $120,000 plus a stock option plan.

Compensation Pursuant To Plans

For the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this Annual Report, the Company did not adopt any plans, and therefore there is no compensation to the Company’s executives pursuant to a stock option plan or any other plans.

Compensation Of Directors

For the fiscal year ended December 31, 2006, and the subsequent period up to the date of the filing of this Annual Report, the Company did compensate directors for their services.

Termination Of Employment And Change Of Control Arrangement

The Company does have compensatory plans or arrangements, including payments to be received from the Company, with respect to any persons which would in any way result in payments to any person because of his/her resignation, retirement, or other termination of such person’s employment by the Company, or any change in our control, or a change in the person’s responsibilities following a changing in the Company’s control.

Item 11. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership Of Certain Beneficial Owners

As of December 31, 2006, there were 26,391,398 shares of our common stock issued and 1,000,000 shares of preferred stock issued and outstanding.

The table below sets forth information with respect to the beneficial ownership of our common stock as of March 2, 2006, a date close to the filing of this Annual Report for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common	Fairhills Capital 1275 Fairhills Drive Ossining, NY 10562	8,000,000	28.79%

Common	SW International LLC 401 B Street, Suite 1200 San Diego, CA 92101	12,000,000	43.18%

Security Ownership Of Management Of American Racing Capital, Inc. (Common and Preferred Stock)

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY
Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Common

	A. Robert Koveleski, President /CEO and Interim CFO and Principal Accounting Officer	1,350,000	4.86%

(1)
Applicable percentage of ownership is based on 26,391,398 shares of common stock outstanding as of March 2, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 2, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY (Preferred Stock)
Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership	Percentage of Class

Preferred
	A. Robert Koveleski, President, CEO and Interim CFO and Principal Accounting Officer	1,000,000	100%

Item 12. Certain Relationships And Related Transactions

Transactions With Management And Others

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

Item 13. Exhibits

(a)(1) Financial Statements. The audited financial statements for 2006 and 2005 are attached to this report.

(a)(2) Exhibits. The following exhibits are included as part of this report:

 (a) Exhibits:

Exhibit Number	Title of Document	Location

3.2	Certificate of Designation of the Series A Convertible Preferred Stock of American Racing Capital, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 5, 2005

10.1	Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., and the shareholders of American Racing Capital, Inc.	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 17, 2005

Exhibit Number	Title of Document	Location

10.2	Share Exchange Agreement, dated October 18, 2005, by and among the Company, ARC Development Corporation, and the shareholders of ARC Development Corporation	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 19, 2005

10.3	Securities Purchase Agreement dated July 25, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 4, 2006

10.4	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 4, 2006

10.5	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 4, 2006

10.6	Registration Rights Agreement dated July 25, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 4, 2006

10.7	Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 4, 2006

10.8	Intellectual Property Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 4, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

Item 14. Principal Accounting Fees And Services

The Company incurred the following principal accounting fees for the year ended December 31, 2006 and December 31, 2005.

Audit Fees. The aggregate fees billed for professional services rendered was $10,000 each for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, and the reviews of the financial statements included in the Company’s annual and quarterly reports for those fiscal years.

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

March 15, 2007	AMERICAN RACING CAPITAL, INC.

By: /s/ A. Robert Koveleski
A. Robert Koveleski
President, Chief Executive Officer, Interim Chief Financial Officer, and Principal Accounting Officer

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Racing Capital Inc.

We have audited the accompanying balance sheet of American Racing Capital Inc. as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Racing Capital Inc. as of December 31, 2006 and the results of its operations and its cash flows through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s lack of operations and sources of revenues raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 15, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

AMERICAN RACING CAPITAL, INC.
Balance Sheets

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS

Cash	$23,363	$379
Prepaid expenses	755	-

Total Current Assets	24,118	379

FIXED ASSETS, net	-	788

OTHER ASSETS

Equity investment	443,525	-

TOTAL ASSETS	$467,643	$1,167

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$269,850	$86,201
Convertible debt payable, net	152,778	-
Notes payable	-	26,500
Notes payable - related parties	-	60,764

Total Current Liabilities	422,628	173,465

TOTAL LIABILITIES	422,628	173,465

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 2,000,000 shares authorized;
$0.001 par value; 1,000,000 and -0- shares issued and
outstanding, respectively	1,000	2,000
Common stock; 500,000,000 shares authorized,
$0.001 par value; 26,391,398 and 4,991,398 shares
issued and outstanding, respectively	26,391	4,991
Additional paid-in capital (deficit)	5,379,621	(3,849)
Deficit accumulated during the development stage	(5,361,997)	(175,440)

Total Stockholders' Equity (Deficit)	45,015	(172,298)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$467,643	$1,167

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Operations

	For the Years Ended December 31,
	2006	2005
REVENUES	$-	$-

OPERATING EXPENSES

Legal and professional	66,883	-
Consulting expense	6,008,581	-
Salaries and wages	24,318	-
General and administrative	157,320	-

Total Operating Expenses	6,257,102	-

LOSS FROM OPERATIONS	(6,257,102)	-

OTHER EXPENSE

Loss from equity subsidiary	6,475	-
Interest expense	180,278	-

Total Other Expense	186,753	-

LOSS FROM CONTINUING OPERATIONS	(6,443,855)	-

DISCONTINUED OPERATIONS	(82,110)	(120,635)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	1,339,408	-

NET LOSS	$(5,186,557)	$(120,635)

BASIC LOSS PER SHARE
Continuing operations	$(0.41)	$0.00
Discontinued operations	0.08	(0.03)
Total	$(0.33)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	15,691,398	4,516,513

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit
Balance, December 31, 2004	-	$-	4,042	$4,042	$-	$(54,805)

Common shares issued for cash	-	-	2,000	2,000	-	-

Recapitalization	2,000,000	2,000	4,985,356	(1,051)	(3,849)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(120,635)

Balance, December 31, 2005	2,000,000	2,000	4,991,398	4,991	(3,849)	(175,440)

Common shares issued for services	-	-	22,900,000	22,900	5,688,610	-

Fair value of beneficial conversion feature	-	-	-	-	1,047,871	-

Common shares cancelled for discontinued operations	(1,000,000)	(1,000)	(1,500,000)	(1,500)	(1,353,011)	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(5,186,557)

Balance, December 31, 2005	1,000,000	$1,000	26,391,398	$26,391	$5,379,621	$(5,361,997)

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,186,557)	$(120,635)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	788	3,034
Amortization of discount on convertible debt	152,778	-
Loss from equity investment	6,475	-
Common stock issued for services	5,711,510
Gain on discontinued operations	(1,339,408)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(755)
Increase in accounts payable	183,649	79,971

Net Cash Provided (Used) by Operating
Activities	(471,520)	(37,630)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equity investment	(450,000)	-
Purchase of fixed assets	-	(919)

Net Cash Used by Investing
Activities	(450,000)	(919)

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued operations	(55,496)	-
Proceeds from notes payable - related parties	-	9,877
Proceeds from notes payable	1,000,000	26,500
Common stock issued for cash	-	2,000

Net Cash Provided by Operating
Activities	944,504	38,377

NET (DECREASE) INCREASE IN CASH	22,984	(172)

CASH AT BEGINNING OF YEAR	379	551

CASH AT END OF YEAR	$23,363	$379

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES
Common stock cancelled for discontinued
operations	$1,355,511	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

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

These consolidated financial statements represent the results of operations of American Racing Capital, Inc., and its unconsolidated subsidiaries Motorsports & Entertainment of Tennessee, Inc. and LJ&J Enterprises of Tennessee, Inc.

b. Depreciation

The cost of the Company’s fixed assets are depreciated over the estimated useful lives of the assets, which ranges from five to seven years. Depreciation is computed using the straight-line method, and commences when the assets are placed in service.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

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

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF ORGANIZATION (Continued

g. Organization Costs

The Company has expensed the costs of its incorporation.

h. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

i.  Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the year ended December 31, 2006	For the year ended December 31, 2005
Loss (numerator)	$(5,186,557)	$(120,635)
Shares (denominator)	15,691,398	4,516,513
Per share amount	$(0.33)	$(0.03)

j. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 1 - NATURE OF ORGANIZATION (Continued)

j. Recently Issued Accounting Pronouncements (Continued)

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 2 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management’s plans include raising additional operating funds from the private placement of shares of its common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 3 -  SIGNIFICANT EVENTS

The Company entered into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., a Nevada corporation (“ARCI”) and the shareholders of ARCI (the “ARCI Shareholders”). Pursuant the Share Exchange Agreement, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 1,500,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The 1,000,000 shares of Series A Preferred Stock can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation (“ARCD”) and the shareholders of ARCD (the “ARCD Shareholders”). Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 2,350,000 shares of the Company’s Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

The shareholders of ARCI and ARCD became the controlling shareholders of the Company after the acquisitions. Accordingly, the acquisitions are accounted for as a recapitalization of ARCI and ARCD, whereby the historical financial statements of the ARCI and ARCD became the historical financial statements of the company.

On October 27, 2006 the Company entered into a settlement agreement whereby it cancelled 1,500,000 shares of its common stock in exchange for its subsidiaries, FastOne, Inc. and Davy Jones Motorsports, Inc. The Company also agreed to pay its former President $240,000 in severance compensation. The Company is to pay $10,000 per month and owes $200,000 which is included in accrued expenses as of December 31, 2006.

On March 15, 2006, the Company elected to reverse-split its common stock on a 100 shares for one share basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse stock-split.

On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation. (‘MET”) MET in turn holds a 40% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation. (“LJJ) The Company has the right to acquire up to 80% of LJJ upon payment of $700,000 of which $450,000 has been paid as of December 31, 2006.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 4 -  DISCONTINUED OPERATIONS

In 2006 the Company discontinued the operations of its wholly owned subsidiaries FastOne, Inc. and Davy Jones Motorsports, Inc. The accompanying financial statements have been presented to reflect the operations.

	For the Years Ended December 31,
	2006	2005
Revenues	$5,375	$88,989
General and administrative	(87,485)	209,624
Other income (expense)	-	-
Net loss before income taxes	(82,110)	(120,635)
Income tax expense	-	-
Net gain	$(82,110)	$(120,635)

NOTE 5 -  UNCONSOLIDATED SUBSIDIARY

The Company accounts for its equity investment in an unconsolidated subsidiary under the equity method of accounting. The investment was acquired late November 2006. The investment is recorded at its cost of $450,000. Permanent impairments are recorded as a loss on the income statement. The Company reviews its investments annually for impairment.The Company accounts for its interest in LJJ using the equity method of accounting whereby the Company records its proportionate share of the net income or loss of the equity interest. The condensed financial statements of LJJ as of December 31, 2006 are as follows:

Balance Sheet:
Cash	$181,469
Property and equipment	15,021
Total Assets	$196,490
Accounts payable and accrued expenses	$53,050
Related party payables	200,000
Stockholders’ equity (deficit)	(56,560)
Total Liabilities and Equity	$196,490
Statement of Operations:
Revenues	$876,374
Operating expenses	1,245,071
Net Loss	$(368,697)

The Company recorded a gain on the disposal of its discontinued operations of $1,339,408.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2006 and 2005

NOTE 6 -  CONVERTIBLE DEBT

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of the Company’s Common Stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company’s Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.30. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $1,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $152,778 during the year ended December 31, 2006. A summary of the convertible debt as of December 31, 2006 is as follows:

Convertible Debt Payable	$1,000,000
Discount	(847,222)
Net	$152,778