Form 10QSB
period 2007-03-31
American Racing Capital, Inc.
filed 2007-05-15
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number 0-29057

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________TO __________________

AMERICAN RACING CAPITAL, INC.
(Exact name of registrant as specified in charter)

NEVADA	87-0631750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 22002
San Diego, California	92192
(Address of principal executive offices)	(Zip)

Issuer’s telephone number, including area code	(800) 914-3177

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF MAY 10, 2007 - 31,165,398 SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE WERE ISSUED AND OUTSTANDING.
________________

Transitional Small Business Disclosure Format:  Yes ☐  No  ☒

PART I
FINANCIAL INFORMATION

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to American Racing Capital, Inc. (“ARC”), which represent ARC’s current expectations or beliefs including, but not limited to, statements concerning ARC’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy, certain of which are beyond ARC’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,635
Total Current Assets	1,635
OTHER ASSETS
Equity investment	442,612
TOTAL ASSETS	$444,247

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$303,192
Convertible debt payable, net	236,111
Interest payable on convertible debt	42,500
Total Current Liabilities	581,803

TOTAL LIABILITIES	581,803

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 10,000,000 shares authorized at $0.001 par value; 1,000,000 shares issued and outstanding	1,000
Common stock 500,000,000 shares authorized at $0.001 par value; 27,791,398 shares issued and outstanding	27,991
Additional paid in capital	5,744,021
Accumulated deficit	(5,910,568)

Total Stockholders’ Equity (Deficit)	(137,556)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$444,247

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	March 31,	March 31,
	2007	2006

SALES	$-	$-

COST OF SALES	-	-
Gross Profit	-	-

EXPENSES
Consulting and professional fees	378,636	-
Administrative	70,689	-

TOTAL EXPENSES	449,325	-

Loss from operations	(449,325)	-

OTHER INCOME (EXPENSE)
Interest expense	(98,333)	-
Equity loss	(913)	-

TOTAL OTHER (EXPENSE)	(99,246)	-

Loss - before discontinued operations	(548,571)	-
Discontinued operations	-	(25,120)
Net loss	$(548,571)	$(25,120)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	26,444,731	4,991,398

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	March 31,	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(548,571)	$(25,120)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	758
Amortization of discount on convertible debt	83,333	-
Common stock and warrants issued for services	366,000	-
Equity loss	913	-
Changes in operating assets and liabilities	-	-
Prepaid expenses	755	-
Accounts payable	75,842	22,500

Net cash used in operating activities	(21,728)	(1,862)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	-	-
Proceeds from notes payable-related parties	-	750
Proceeds from notes payable	-	1,000
Payments on notes payable	-	-
Net cash provided by financing activities	-	1,750

Net Increase (Decrease) in Cash	(21,728)	(112)
Cash at Beginning of Period	23,363	379
Cash at End of Period	$1,635	$267
Supplemental disclosure of cash flow information
Common stock issued for services	$366,000	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of American Racing Capital, Inc. and subsidiaries (the “Company” or “ARC”).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, to raise additional capital resources and to develop a consistent source of revenues. Management’s plans include raising additional operating funds from private placements of shares of its common stock.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS” No. 153”), “Accounting for Stock-Based Compensation”. SFAS No. 153 amends the transition and disclosure provisions of SFAS No. 123. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For stock options and warrants issued to non-employees, the Company applies SFAS No. 153, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes Option Pricing Model.

The Company issued no stock and granted no warrants or options to employees for compensation for the three month period ended March 31, 2007.

4. SIGNIFICANT EVENTS

On July 25, 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) seven year warrants to purchase 10,000,000 shares of the company’s common stock at an exercise price of $0.30 (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company’s common stock at the Applicable Percentage of the average of the lowest three (3) trading prices for the Company’s shares of Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $1,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $83,333 during the three months ended March 31, 2007. A summary of the convertible debt as of March 31, 2007 is as follows:

Convertible Debt Payable    $ 1,000,000

Discount       (763,889)

Net      $  236,111

On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation (“MET”). MET holds a 40% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation (“LJ&J”). The Company has the right to acquire up to 80% of LJJ upon payment of $700,000 of which $450,000 has been paid as of March 31, 2007. The investment is recorded using the equity method of accounting. The Company recorded a loss of $913 for the three months ended March 31, 2007 for the investment.

Item 2. Management’s Discussion and Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a)) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital, (e) our lack of operational experience, and (f) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including those described in “Business Risk Factors” of the Company’s Form 10-KSB for the year ended December  31, 2006. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the industry, demand for the Company’s services,, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview

American Racing Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999, the name of the Company was changed to Altrimega Health Corporation. On July 25, 2002, the Company entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation (“Creative Holdings”). Pursuant to that Letter of Intent and upon the consummation of a definitive agreement, the Company was to acquire Creative Holdings. A Merger Agreement was executed on August 15, 2002, between the Company, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, and the shareholders of Creative Holdings. On September 2, 2002, the Company, Creative Holdings and the shareholders of Creative Holdings amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of the Company. The share exchange was completed on October 17, 2002, at which time, Creative Holdings became a wholly owned subsidiary of the Company.

Pursuant to the Share Exchange Agreement (effective retroactively as of August 15, 2002), by and among the Company, Creative Holdings and the shareholders of Creative Holdings, the shareholders exchanged with and delivered to the Company 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each share of Series A Convertible Preferred Stock was convertible into 300 shares of common stock of the Company. Between December 21, 2004 and January 5, 2005, the Company entered into releases with each holder of the Company’s 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company’s outstanding shares of Series A Preferred Stock.

On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company (“ARCI”) and the shareholders of ARCI, pursuant to which, the shareholders of ARCI exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company’s common stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s common stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company and the shareholders of Fast One Inc., Davy Jones Motorsports, Inc. and ARCI became the controlling shareholders of the Company.

On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation (“ARCD”) and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the shareholders of ARCD exchanged with, and delivered to, ARC all of the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company’s Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

As a result of the share exchange transactions, in October 2005, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

On March 20, 2006, the Board of Directors of the Company, in lieu of a special meeting and pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding, which became effective on March 30, 2006 (the “Effective Date”). On the Effective Date, the Company’s issued and outstanding common stock was reduced based on the 1-for-100 ratio and the new trading symbol for the Company was changed to ‘ANRC’.

On October 27, 2006, the Company entered in a Settlement Agreement and General Release with D. Davy Jones whereby it returned the shares of FastOne, Inc. and Davy Jones Motorsports, Inc. to Mr. Jones for 1,500,000 shares of its common stock and 1,000,000 shares of its preferred stock. As additional consideration for termination of his employment contract, the Company agreed to pay Mr. Jones $240,000 over 24 months.

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

Principles Of Consolidation

On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARCI and the shareholders of ARCI, pursuant to which, the shareholders of ARCI exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company’s common stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s common stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company. The shareholders of Fast One, Inc., DJ Motorsports, Inc. and ARCI became the controlling shareholders of the Company. Accordingly, the financial statements of Fast One, Inc., DJ Motorsports, Inc. and ARCI are presented as the historical financial statements of the Company. The consolidated financial statements shown in this report include the historical operating information of the Fast One, Inc., Davy Jones Motorsports, Inc. and ARCI.

All intercompany transactions have been eliminated.

Results Of Operations

For The Three Months Ended March 31, 2007 Compared To The Three Months Period Ended March 31, 2006

Revenues

Revenue from continuing operations for the three months ended March 31, 2007, was $-0- compared to $-0- in revenue for the three month period ended March 31, 2006. The Company discontinued its operations on October 1, 2006 when it disposed of its ownership of Davy Jones Motorsports, Inc. The Company accounts for its investment in LJ&J under the equity method of accounting accordingly no revenues are recognized in the financial statements.

Operating expenses. Operating expenses from continuing operations for the three months ended March 31, 2007 were $449,325, as compared to $-0-, for the three months ended March 31, 2006, because the Company disposed of its ownership of Davy Jones Motorsports, Inc. Operating expenses in 2007 consisted of $378,626 in consulting and professional fees paid in connection with acquisitions being considered and $70,689 in general and administrative expenses.

Net ( loss). The Company had a net loss of $548,571 for the three months ended March 31, 2007, as compared to a net loss of $25,120 for the three months ended March 31, 2006. The increased loss of $523,451 or 2,084% was mostly attributable to the value of the shares of common stock and warrants issued to consultants valued at $366,000.

Liquidity And Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred losses since inception. We incurred a net loss of $548,571 for the three months ended March 31, 2006, and have an accumulated deficit of $5,910,568 at March 31, 2007. As of March 31, 2007, we had current assets of $1,635 and current liabilities of $581,803 resulting in a working capital deficit of $580,168. Through its subsidiary MET, the Company holds a 40% interest in LJ&J and currently has a commitment to acquire up to 80% of LJ&J upon final payment of $250,000.

For the three months ended March 31, 2007, the Company used net cash in its operations of $21,728, no cash was used in investing activities and no cash was provided by financing activities.

Included in our liabilities, is $1,000,000 in convertible debt net of the discount for the beneficial conversion feature of $763,889. Notes payable to related parties of $56,664 are also included in our liabilities. In the third quarter of 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) seven year warrants to purchase 10,000,0000 shares of the Company’s common stock at an exercise price of $0.30 (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the “Applicable Percentage”) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

Plan Of Operation

The Company’s plan of operations seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

For the next 12 months, the Company anticipates that it will need $2,500,000 for general working capital purposes, including funds for event and administrative operations, in addition to funding necessary to acquire and develop race track projects. The Company will seek debt financing to launch any new race track projects and will seek equity funding or a combination of debt/equity financing for operations.

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business.

Since our inception, through March 31, 2006 we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended March 31, 2007, we incurred a net loss of $548,571. As of March 31, 2007, our accumulated deficit was $5,910,568. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in maintaining operations or reaching profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

We Have Been The Subject Of A Going Concern Opinion From December 31, 2006 and 2005. From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

Our independent auditors had added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2006, which stated that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

As of March 31, 2007, we had current assets of $1,635 and current liabilities of $581,803 resulting in a working capital deficit of $580,168. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease our business operations.

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

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “ANRC.”

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer, / Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer / Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer / Principal Accounting Officer, to allow timely decisions regarding required disclosure

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended March 31, 2007, the Company’s Principal Executive Officer and Interim Principal Accounting Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2007, D.Davy Jones ("Jones") filed a complaint against the Company in the Ninth Judicial District of the State of Nevada in Douglas County (the "Complaint").  In the Complaint, Jones' alleges that the Company has failed to fulfill its payment obligations under that certain Settlement Agreement and General Release, dated October 27, 2006, between Jones and the Company.  Jones' claims for relief include breach of contract, breach of implied covenant of good faith, quantum merit, and attorney's fees and Jones seeks damages in excess of $10,000. To date, the Company has not filed a response. The Company intends to pursue settlement discussions with Davy Jones.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To Be A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits:

Exhibit Number	Title of Document	Location

3.2	Certificate of Designation of the Series A Convertible Preferred Stock of American Racing Capital, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 5, 2005

10.1	Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., and the shareholders of American Racing Capital, Inc.	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 17, 2005

10.2	Share Exchange Agreement, dated October 18, 2005, by and among the Company, ARC Development Corporation, and the shareholders of ARC Development Corporation	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 19, 2005

10.3	Securities Purchase Agreement dated July 25, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 4, 2006

10.4	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 4, 2006

10.5	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 4, 2006

10.6	Registration Rights Agreement dated July 25, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 4, 2006

10.7	Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 4, 2006

10.8	Intellectual Property Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 4, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Interim Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Interim Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RACING CAPITAL, INC.

Date: May ___, 2007	By:	/s/ A. Robert Koveleski
A. Robert Koveleski
President, Chief Executive Officer, Principal Accounting Officer, Secretary, and Director