Form 10QSB
period 2007-06-30
American Racing Capital, Inc.
filed 2007-08-14
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission File Number 0-29057

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________TO __________________

AMERICAN RACING CAPITAL, INC.
(Exact name of registrant as specified in charter)

NEVADA	87-0631750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 22002
San Diego, California	92192
(Address of principal executive offices)	(Zip)

Issuer’s telephone number, including area code	(800) 914-3177

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF JUNE 30, 2007 - 33,875,398 SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.
________________

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I

FINANCIAL INFORMATION

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains “forward-looking statements” relating to American Racing Capital, Inc. (“ARC”) which represent ARC’s current expectations or beliefs including, but not limited to, statements concerning ARC’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy, certain of which are beyond ARC’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$262,889
Prepaid expenses	6,127
Accounts receivable	5,828
Total Current Assets	274,844
PROPERTY AND EQUIPMENT, net	16,456
OTHER ASSETS
Goodwill	2,262,589
TOTAL ASSETS	$2,553,889

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,809,724
Convertible debt payable, net	800,622
Interest payable on convertible debt	48,993
Total Current Liabilities	2,659,339

TOTAL LIABILITIES	2,659,339

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 10,000,000 shares authorized at $0.001 par value; 1,000,000 shares issued and outstanding	1,000
Common stock 500,000,000 shares authorized at $0.001 par value; 33,875,398 shares issued and outstanding	33,875
Additional paid in capital	10,315,334
Accumulated deficit	(10,455,659)

Total Stockholders’ Equity (Deficit)	(105,450)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,553,889

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	June 30,	June 30,
	2007	2006

SALES	$-	$15,367

COST OF SALES	-	-
Gross Profit	-	15,367

EXPENSES
Consulting and professional fees	4,309,450	200
Administrative	1	33,541

TOTAL EXPENSES	4,309,451	33,741

Loss from operations	(4,309,451)	(18,374)

OTHER INCOME (EXPENSE)
Interest expense	(233,942)	-
Equity loss	(1,700)	-

TOTAL OTHER (EXPENSE)	(235,642)	-

Net loss	$(4,545,093)	$(18,374)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.14)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	32,004,398	4,991,398

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	June 30,	June 30,
	2007	2006

SALES	$-	$16,247

COST OF SALES	-	-
Gross Profit	-	16,247

EXPENSES
Consulting and professional fees	4,688,086	1,763
Administrative	70,690	57,978

TOTAL EXPENSES	4,758,776	59,741

Loss from operations	(4,758,776)	(43,494)

OTHER INCOME (EXPENSE)
Interest expense	(332,275)	-
Equity loss	(2,613)	-

TOTAL OTHER (EXPENSE)	(334,888)	-

Loss - before discontinued operations	(5,093,664)	(43,494)
Discontinued operations	-	-
Net loss	$(5,093,664)	$(43,494)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.17)	$(0.01)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	30,133,398	4,991,398

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	June 30,	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,093,662)	$(43,494)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	788
Amortization of discount on convertible debt	147,844	-
Common stock and warrants issued for services	4,943,197	-
Equity loss	2,613
Changes in operating assets and liabilities
Accounts receivable	-	-
Prepaid expenses	-	-
Accounts payable and accrued expenses	(118,820)	45,000

Net cash used in operating activities	(118,828)	2,294

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	(250,000)	-

Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Payments on notes payable-related parties	-	(2,100)
Cash in consolidated subsidiary	108,354	-
Proceeds from notes payable	500,000	-
Payments on notes payable	-	-
Net cash provided by financing activities	608,354	(350)

Net Increase (Decrease) in Cash	239,526	194
Cash at Beginning of Period	23,363	379
Cash at End of Period	$262,889	$573
Supplemental disclosure of cash flow information
Common stock issued for services	$4,943,197	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, “Accounting for Stock-Based Compensation”. SFAS No. 153 amends the transition and disclosure provisions of SFAS No. 123. This statement supersedes APB Opinion No.25, Accounting for Stock Issued to employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes Option Pricing Model.

The Company issued no stock and granted no warrants or options to employees for compensation for the six months ended June 30, 2007.

4. SIGNIFICANT EVENTS

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of the Company’s Common Stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company’s Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.30. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $1,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $147,844 during the six months ended June 30, 2007.

On June 10, 2007, the Company entered into a Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $500,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,100,000 shares of the Company’s Common Stock (the “Warrants”) at an exercise price of $0.50. The Notes carry an interest rate of 12% per annum and a maturity date of December 11, 2007.

A summary of the convertible debt as of June 30, 2007 is as follows:

Convertible Debt Payable	$1,500,000

Discount	(1,009,937)

Net	$490,063

On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation. (‘MET”) MET in turn holds a 40% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation. (“LJJ) In June 2007, the Company exercised its right to acquire up to 80% of LJJ upon payment of $700,000 by the paying the balance due of $250,000. The investment is recorded using the equity method of accounting. The Company recorded a loss of $2,613 for the six months ended June 30, 2007 for the investment.

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

Overview

American Racing Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999, the name of the corporation was changed to Altrimega Health Corporation (“Altrimega”). On July 25, 2002, the Company entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation “Creative Holdings”. Pursuant to that Letter of Intent and upon the consummation of a definitive agreement, Altrimega was to acquire Creative Holdings. A Merger Agreement “the Merger Agreement” was executed on August 15, 2002, between the Company, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings and the shareholders of Creative Holdings. On September 2, 2002, the Company, Creative Holdings and the shareholders of Creative Holdings, Inc. amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of the Company. The share exchange was completed on October 17, 2002, at which time, Creative Holdings became a wholly owned subsidiary of the Company.

Pursuant to the agreement (effective retroactively as of August 15, 2002), by and among the Company, Creative Holdings and the shareholders of Creative Holdings, the shareholders exchanged with and delivered to the Company 100% of the issued and outstanding capital stock of Creative Holdings in exchange for 20,000,000 shares of common stock of the Company and 1,000,000 shares of Series A Convertible Preferred Stock of the Company. Each share of Series A Convertible Preferred Stock was convertible into 300 shares of common stock of the Company. Between December 21, 2004 and January 5, 2005, the Company entered into releases with each holder of the Company’s 1,000,000 shares of Series A Preferred Stock, which resulted in the cancellation of all of the Company’s outstanding shares of Series A Preferred Stock.

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

As a result of the above described ARCI and ARCD share exchange transactions, in October 2005, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

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

On October 27, 2006, the Company entered in a Settlement Agreement and General Release with D. Davy Jones whereby it returned the shares of its former subsidiaries FastOne, Inc. and Davy Jones Motorsports, Inc. to Mr. Jones for 1,500,000 shares of its common stock and 1,000,000 shares of its preferred stock. As additional consideration for termination of his employment contract, the Company agreed to pay Mr. Jones $240,000 over 24 months. The Company is currently in litigation with Mr. Jones regarding the payments due under the Settlement Agreement.

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

Results Of Operations

For The Three Months Ended June 30, 2007 Compared To The Three Months Period Ended June 30, 2006

Revenues

Revenue from continuing operations for the three months ended June 30, 2007, was $-0- as compared to $15,367 in revenues for the comparable period ended June 30, 2006. The Company disposed of its ownership of Davy Jones Motorsports, Inc. and Fast One, Inc. on October 1, 2006. The Company accounts for its investment in LJ&J under the equity method of accounting accordingly no revenues are recognized in the financial statements. Beginning with July 1, 2007 the Company will consolidate its operations with LJ&J.

Operating expenses. Operating expenses from continuing operations for the three months ended June 30, 2007 were $4,309,450, as compared to $33,741, for the three months ended June 30, 2006 an increase of $4,275,710 or 127%. Their increase is primarily attributable to the Company issued shares of its common stock for services. Operating expenses for the three months ended June 30, 2007 consisted of $4,309,450 in consulting and professional fees paid in connection with acquisitions being considered.

Net ( loss). The Company had a net loss of $4,545,093 for the three months ended June 30, 2007, as compared to a net loss of $18,374 for the three months ended June 30, 2006 an increase of $4,526,719 or 246%. The increased loss of was primarily attributable to the value of the shares of common stock and warrants issued to consultants valued at $4,118,800.

For The Six Months Ended June 30, 2007 Compared To The Six Months Period Ended June 30, 2006

Revenues

Revenue from continuing operations for the six months ended June 30, 2007, was $-0- compared to $16,247 in revenues for the comparable period ended June 30, 2006. The Company disposed of its ownership of Davy Jones Motorsports, Inc. and Fast One, Inc. on October 1, 2006. The Company accounts for its investment in LJ&J under the equity method of accounting accordingly no revenues are recognized in the financial statements. Beginning with July 1, 2007 the Company will consolidate its operations with LJ&J.

Operating expenses. Operating expenses from continuing operations for the six months ended June 30, 2007 were $4,688,086, as compared to $59,741, for the six months ended June 30, 2006 an increase of $4,628,345 or 787%. This increase is primarily attributable to the Company issuing shares of its common stock for services. Operating expenses for the six months ended June 30, 2007 consisted of $4,688,086 in consulting and professional fees paid in connection with acquisitions being considered and $70,690 in general and administrative expense as compared to $1,763 and $57,978, respectively, in the comparable period ended June 30, 2006.

Net (loss). The Company had a net loss of $5,093,664 for the six months ended June 30, 2007, as compared to a net loss of $43,494 for the six months ended June 30, 2006 an increase of $5,050,170 or 1,1161%. The increased loss of $4,545,093 was primarily attributable to the value of the shares of common stock and warrants issued to consultants valued at $4,484,800.

Liquidity And Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred losses since inception. We incurred a net loss of $5,093,664 for the six months ended June 30, 2007, and have an accumulated deficit of $10,455,659 at June 30, 2007. As of June 30, 2007, we had current assets of $274,844 and current liabilities of $2,659,339 resulting in a working capital deficit of $2,384,495.

For the six months ended June 30, 2007, the Company used net cash in its operations of $118,828, $250,000 cash was used in investing activities to complete the acquisition of LJ&J and $500,000 cash was provided by financing activities through the issuance of convertible debt.

Included in our liabilities, is $1,000,000 in convertible debt net of the discount for the beneficial conversion feature. Notes payable to related parties of $56,664 are also included in our liabilities. In the third quarter of 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,0000 shares of our common stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the “Applicable Percentage”) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.30.

On June 10, 2007, the Company entered into a Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $500,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,100,000 shares of the Company’s Common Stock (the “Warrants”) at an exercise price of $0.50. The Notes carry an interest rate of 12% per annum and a maturity date of December 11, 2007.

Plan Of Operation

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business.

Since our inception, through June 30, 2007 we have not been profitable and have lost money on both a cash and non-cash basis. For the six months ended June 30, 2007, we incurred a net loss of $5,093,664. As of June 30, 2007, our accumulated deficit was $10,455,659. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in maintaining operations or reaching profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

As of June 30, 2007, we had current assets of $274,844 and current liabilities of $2,659,339 resulting in a working capital deficit of $2,384,495. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 301, 2007 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease our business operations.

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

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock which is convertible into 300 shares of common stock, 1,000,000 of which were issued to management and are outstanding as of June 30, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Item 3. Controls And Procedures

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Interim Principal Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Interim Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and accumulated and communicated to the Company’s management, including its Principal Executive Officer/Interim Principal Accounting Officer , to allow timely decisions regarding required disclosure

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended March 31, 2007, the Company’s Principal Executive Officer/Interim Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2007, D.Davy Jones ("Jones") filed a complaint against the Company in the Ninth Judicial District of the State of Nevada in Douglas County (the "Complaint").  In the Complaint, Jones' alleges that the Company has failed to fulfill its payment obligations under that certain Settlement Agreement and General Release, dated October 27, 2006, between Jones and the Company.  Jones' claims for relief include breach of contract, breach of implied covenant of good faith, quantum merit, and attorney's fees and Jones seeks damages in excess of $10,000. To date, the Company has not filed a response. The Company is actively involved in settlement discussions with Davy Jones.

Item 2. RECENT SALES OF UNREGISTERED Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To Be A Vote Of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Title of Document	Location

3.2	Certificate of Designation of the Series A Convertible Preferred Stock of American Racing Capital, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 5, 2005

10.1	Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., and the shareholders of American Racing Capital, Inc.	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 17, 2005

10.2	Share Exchange Agreement, dated October 18, 2005, by and among the Company, ARC Development Corporation, and the shareholders of ARC Development Corporation	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 19, 2005

10.3	Securities Purchase Agreement dated July 25, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 4, 2006

10.4	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 4, 2006

10.5	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 4, 2006

10.6	Registration Rights Agreement dated July 25, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 4, 2006

10.7	Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 4, 2006

Exhibit Number	Title of Document	Location

10.8	Intellectual Property Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 4, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certification by Interim Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Interim Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007

AMERICAN RACING CAPITAL, INC.

By:	/s/ A. Robert Koveleski
A. Robert Koveleski President, Chief Executive Officer, and Director

By:	/s/ A. Robert Koveleski
A. Robert Koveleski Interim Principal Accounting Officer and Secretary