Form 10QSB
period 2007-09-30
American Racing Capital, Inc.
filed 2007-11-13
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: AS OF SEPTEMBER 30, 2007 -58,682,203 SHARES OF THE ISSUER’S COMMON STOCK, $0.001 PAR VALUE PER SHARE.
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

ITEM 1. FINANCIAL STATEMENTS

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$126,305
Prepaid expenses	2,135
Accounts receivable	-
Total Current Assets	128,440
PROPERTY AND EQUIPMENT, net	15,316
OTHER ASSETS
Goodwill	2,262,589
TOTAL ASSETS	$2,406,345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,760,461
Convertible debt payable, net	513,223
Interest payable on convertible debt	70,680
Total Current Liabilities	2,344,364
TOTAL LIABILITIES	2,344,364

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 10,000,000 shares authorized at $0.001 par value; 1,000,000 shares issued and outstanding	1,000
Common stock 500,000,000 shares authorized at $0.001 par value; 58,682,203 shares issued and outstanding	58,682
Additional paid in capital	11,494,485
Accumulated deficit	(11,492,186)

Total Stockholders’ Equity (Deficit)	61,981
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,406,345

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	September 30,	September 30,
	2007	2006

SALES	$277,621	$5,375

COST OF SALES	330,108	-
Gross Profit	(52,487)	5,375

EXPENSES
Consulting and professional fees	86,964	5,997,869
Administrative	486,323	86,779

TOTAL EXPENSES	573,287	6,084,648

Loss from operations	(625,774)	(6,079,273)

OTHER INCOME (EXPENSE)
Interest expense	(410,751)	(81,944)
Equity loss	-	-

TOTAL OTHER (EXPENSE)	(410,751)	(81,944)

Net loss	$(1,036,525)	$(6,161,217)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.02)	$(0.38)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	46,278,801	16,391,398

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	September 30,	September 30,
	2007	2006

SALES	$277,621	$21,622

COST OF SALES	330,108	-
Gross Profit	(52,487)	21,622

EXPENSES
Consulting and professional fees	4,775,050	5,999,632
Administrative	557,013	144,757

TOTAL EXPENSES	5,332,063	6,144,389

Loss from operations	(5,384,550)	(6,122,767)

OTHER INCOME (EXPENSE)
Interest expense	(743,026)	(81,944)
Equity loss	(2,613)	-

TOTAL OTHER (EXPENSE)	(745,639)	(81,944)

Loss – before income taxes	(6,130,189)	(6,204,711)
Income Taxes	-	-
Net loss	$(6,130,189)	$(6,204,771)

NET LOSS PER COMMON SHARE
Basic and diluted	$(0.13)	$(0.49)

WEIGHTED AVERAGE OUTSTANDING SHARES
Basic and diluted	47,472,895	12,591,398

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	September 30,	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,130,189)	$(6,204,711)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	-	788
Amortization of discount on convertible debt	510,050	69,444
Common stock and warrants issued for services	5,010,249	5,688,081
Equity loss	2,613
Changes in operating assets and liabilities
Accounts receivable	5,828	-
Prepaid expenses	3,327	(202,000)
Accounts payable and accrued expenses	(`157,290)	57,500

Net cash used in operating activities	(755,412)	(590,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiary	(250,000)	-

Net cash used in investing activities	(250,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Payments on notes payable-related parties	-	(6,350)
Cash in consolidated subsidiary	108,354	-
Proceeds from notes payable	1,200,000	977,050
Payments on notes payable	(200,000)	-
Net cash provided by financing activities	1,108,354	970,700

Net Increase (Decrease) in Cash	102,942	379,802
Cash at Beginning of Period	23,363	379
Cash at End of Period	$126,305	$380,181
Supplemental disclosure of cash flow information
Common stock issued for services	$4,943,197	$84,489
Common stock issued for debt	$436,905	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2007.

4. SIGNIFICANT EVENTS

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of the Company’s Common Stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company’s Common Stock at the Applicable Percentage of the average of the lowest three (3) trading prices for our shares of Common Stock during the twenty (20) trading day period prior to conversion. The “Applicable Percentage” means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.30. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $2,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $510,050 during the nine months ended September 30, 2007. The Company received the balance of $700,000 from the callable convertible secured notes during July 2007 upon the effectiveness of its form SB-2. Also during the three months ended September 30, 2007, $436,905 of the callable convertible secured notes were converted to 22,872,586 shares of the Company’s common stock.

On June 10, 2007, the Company entered into a Securities Purchase Agreement. Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $500,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 1,100,000 shares of the Company’s Common Stock (the “Warrants”) at an exercise price of $0.50. The Notes carry an interest rate of 12% per annum and a maturity date of December 11, 2007. The Company repaid $200,000 principal of the callable convertible secured notes during the three months ended September 30, 2007.

A summary of the convertible debt as of September 30, 2007 is as follows:

Convertible Debt Payable	$1,873,655

Discount	(1,360,432)

Net	$513,223

On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation. (‘MET”) MET in turn holds a 40% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation. (“LJJ) In June 2007, the Company exercised its right to acquire up to 80% of LJJ upon payment of $700,000 by the paying the balance due of $250,000. Up to that point the investment was recorded using the equity method of accounting whereby the Company recorded a loss of $2,613 for the investment. Beginning on July 1, 2007, the Company reports the operations of MET and LJJ on a consolidated basis.

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

Results Of Operations

For The Three Months Ended September 30, 2007 Compared To The Three Months Period Ended September 30, 2006

Revenues

Revenue from continuing operations for the three months ended September 30, 2007, was $277,621 as compared to $5,375 in revenues for the comparable period ended September 30, 2006. The Company disposed of its ownership of Davy Jones Motorsports, Inc. and Fast One, Inc. on October 1, 2006 while it acquired a controlling interest in LJJ in June of 2007. Beginning with July 1, 2007, the Company consolidates its investment in LJ&J accordingly its revenues are now recognized in the financial statements.

Operating expenses. Operating expenses for the three months ended September 30, 2007 were $573,287, as compared to $6,084,648, for the three months ended September 30, 2006 a decrease of $5,511,361 or 91%. The decrease is primarily attributable to the Company reducing the number of shares of its common stock issued for services. Operating expenses for the three months ended June 30, 2006 consisted of $5,997,869 in consulting and professional fees paid in connection with acquisitions being considered compared to $86,964 in the comparable period in 2007.

Net ( loss). The Company had a net loss of $1,036,525 for the three months ended September 30, 2007, as compared to a net loss of $6,161,217 for the three months ended September 30, 2006 a decrease of $5,124,692 or 83%. The decreased loss of was primarily attributable to the value of the shares of common stock and warrants issued to consultants during 2006.

For The Nine Months Ended September 30, 2007 Compared To The Nine Months Period Ended September 30, 2006

Revenues

Revenue from continuing operations for the nine months ended September 30, 2007, was $277,621 compared to $21,622 in revenues for the comparable period ended September 30, 2006. The Company disposed of its ownership of Davy Jones Motorsports, Inc. and Fast One, Inc. on October 1, 2006 while it acquired a controlling interest in LJJ in June of 2007. Beginning with July 1, 2007, the Company consolidates its investment in LJ&J accordingly its revenues are now recognized in the financial statements.

Operating expenses. Operating expenses from continuing operations for the nine months ended September 30, 2007 were $5,332,063, as compared to $6,144,389, for the nine months ended September 30, 2006 a decrease of $812,326 or 13%. This increase is primarily attributable to the Company issuing fewer shares of its common stock for services. Operating expenses for the nine months ended September 30, 2007 consisted of $4,775,050 in consulting and professional fees paid in connection with acquisitions being considered and $557,013 in general and administrative expense as compared to $5,999,632 and $144,757, respectively, in the comparable period ended September 30, 2006.

Net (loss). The Company had a net loss of $6,130,189 for the nine months ended September 30, 2007, as compared to a net loss of $6,204,711 for the nine months ended September 30, 2006 a decrease of $74,522 or 1%. The Company’s operations include those of LJJ on a consolidated basis beginning July 1, 2007.

Liquidity And Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred losses since inception. We incurred a net loss of $6,130,189 for the nine months ended September 30, 2007, and have an accumulated deficit of $11,492,186 at September 30, 2007. As of September 30, 2007, we had current assets of $128,440 and current liabilities of $2,344,364 resulting in a working capital deficit of $2,215,924.

For the nine months ended September 30, 2007, the Company used net cash in its operations of $755,412, $250,000 cash was used in investing activities to complete the acquisition of LJ&J and $1,200,000 cash was provided by financing activities through the issuance of convertible debt.

Included in the Company’s liabilities, is $1,873,655 in convertible debt net of the discount for the beneficial conversion feature. In the third quarter of 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,0000 shares of our common stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the “Applicable Percentage”) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a Registration Statement is filed within thirty days of the closing and (ii) 60% in the event that the Registration Statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights. In connection with the Securities Purchase Agreement, the Company issued to the Investors seven year warrants to purchase 10,000,000 shares of our common stock at an exercise price of $0.30.

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business.

Since our inception, through June 30, 2007 we have not been profitable and have lost money on both a cash and non-cash basis. For the nine months ended September 30, 2007, we incurred a net loss of $5,093,664. As of September 30, 2007, our accumulated deficit was $10,455,659. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in maintaining operations or reaching profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

As of September 30, 2007, we had current assets of $128,440 and current liabilities of $2,344,364 resulting in a working capital deficit of $2,215,924. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2007 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease our business operations.

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

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2007 pursuant to Section 404 of the Sarbanes-Oxley Act. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock which is convertible into 300 shares of common stock, 1,000,000 of which were issued to management and are outstanding as of September 30, 2007. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol “AMRA.”

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

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended September 30, 2007, the Company’s Principal Executive Officer/Interim Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

D. Davy Jones v. American Racing Capital, Inc., a Nevada Corporation, in the Ninth Judicial District Court of the State of Nevada, in and for the County of Douglas, Case No. 07-CV-0079

Mr. Jones is the former President of ARC. On October 27, 2006, ARC and Mr. Jones entered into an Agreement whereby Mr. Jones was terminated from that position. Pursuant to the Agreement, ARC agreed to pay to Mr. Jones the sum of $240,000 in monthly installments of $10,000 per month. ARC began making payments towards that amount, but then discontinued such payments.

On March 29, 2007, alleging a breach of the October 27, 2006 Agreement, Davy Jones filed an action in the Ninth Judicial District Court of the State of Nevada, in and for the County of Douglas. On August 20, 2007, Mr. Jones entered a Default against ARC. On August 23, 2007, Mr. Jones obtained a Default Judgment against ARC in the amount of $205,476.90. On October 3, 2007, pursuant to Mr. Jones’ request, the Court ordered the appointment of a receiver of ARC for purposes of collecting on the Judgment in favor of Mr. Jones.

On October 19, 2007, ARC filed with the Court a Motion to Set Aside Default, Motion to Set Aside Default Judgment, and Motion to Set Aside Appointment of Receiver. On October 25, 2007, the Court issued an Order staying the receivership pending the resolution of Motion to Set Aside Default, Motion to Set Aside Default Judgment, and Motion to Set Aside Appointment of Receiver. Davy Jones has filed an Opposition to the Motion to Set Aside Default, Motion to Set Aside Default Judgment, and Motion to Set Aside Appointment of Receiver. ARC’s Reply to that Motion is due on November 15, 2007.

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

November 12, 2007	AMERICAN RACING CAPITAL, INC.

	By:	/s/A. Robert Koveleski
A. Robert Koveleski
President, Chief Executive Officer, and Director

	By:	/s/A. Robert Koveleski
A. Robert Koveleski
Interim Principal Accounting Officer and
Secretary