Form 10KSB
period 2007-12-31
American Racing Capital, Inc.
filed 2008-04-24
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

AMERICAN RACING CAPITAL, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0631750
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

P.O. Box 22002 San Diego, California
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	(570) 807-5230

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Name of each exchange on which registered	None

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. 1. Yes ☒ No ☐ 2. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☒ No ☐

State Issuer’s Revenues for its most recent fiscal year: $485,335

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

The market value of shares held by nonaffiliates is $239,281 based on the bid price of $0.61 per share of our common stock at April 4, 2008.

As of December 31, 2007, the Company had 27,353,285 shares of its common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I

Forward-Looking Statements

This Form 10-KSB contains “forward-looking statements” relating to American Racing Capital, Inc. (formerly Altrimega Health Corporation) (the “Company” or “American Racing Capital”) which represent the Company’s current expectations or beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “anticipation”, “intend”, “could”, “estimate”, or “continue” or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as losses, dependence on management, variability of quarterly results, and the ability of ARC to continue its growth strategy and competition, certain of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

On March 20, 2006, the Board of Directors of the Company, pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split of the Company’s issued and outstanding, which became effective on March 30, 2006. As a result of this reverse stock split, on March 20, 2006, the Company’s issued and outstanding common stock was reduced based on the 1-for-100 ratio.

On October 27, 2006, the Company entered in a Settlement Agreement and General Release with D. Davy Jones whereby it returned the shares of Fast One, Inc. and Davy Jones Motorsports, Inc. to Mr. Jones for 1,500,000 shares of its common stock and 1,000,000 shares of its preferred stock. As additional consideration for termination of his employment contract, the Company agreed to pay Mr. Jones $240,000 over 24 months. The Company is in default of its obligations under the Settlement Agreement and General Release.

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

American Racing Capital intends to attempt to position itself to acquire a network of companies. American Racing Capital intends to focus on racetrack development and facilities management throughout the continental the United States. Through it’s subsidiaries, the Company will attempt to a) secure financial interests in established track facilities which may also include race management contracts, b) engage in the re-design, development, and management of race track facilities through controlling interests or wholly owned acquisitions, and c) acquire associated companies that compliment our projected motorsports holdings.

The Company is seeking to acquire several established short tracks with development potential.  The Company has a vision for a diverse project portfolio that ranges from developing larger-scale racetrack multiplex facilities, to smaller less elaborate race track facilities. The Company is evaluating racetracks in viable markets currently offered for sale.  Assets, profitability and profit potential, land development, facilities expansion, and ancillary development are key guiding criteria. All of the Company’s plans are dependent on the Company’s ability to raise sufficient financing. In the event the Company does not obtain such financing, the Company will have to curtail or cease its operations.

On November 21, 2006, the Company entered into a Shareholders Agreement, by and among Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation (“MET”) and a majority-owned subsidiary of ARC, and LJ&J Enterprises, Inc., a Pennsylvania corporation. Simultaneously with the execution of the Shareholders Agreement, MET entered into a Stock Purchase Agreement with LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation (“LJ&J”) to purchase eighty percent (80%) of common stock in LJ&J (the “LJ&J Stock”). LJ&J holds the management and concessions contract for auto racing and special events at the “Music City Motorplex”, located on the Tennessee State Fairgrounds in downtown Nashville, Tennessee. The Company completed the first part of the acquisition whereby it acquired forty percent (40%) of the LJ&J Stock, effective as of January 1, 2007. Music City Motorplex is a 5/8th’s mile paved NASCAR sanctioned short-track, highly steeped in tradition. Located on 115 acres of the Tennessee State Fairgrounds just two miles from the center of downtown Nashville, this facility hosts NASCAR sanctioned events from March through October.

Industry and Marketplace

Motor Sports Industry

Motor sports are among the most popular and fastest-growing spectator sports in the United States, with annual attendance at all U.S. motor sports events exceeding 20 million people. Many races broadcast live on network and cable TV.

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

Motor Sports Sales and Marketing

We intend to seek to finance new build-outs of multi-venue entertainment facilities and acquire and upgrade existing racing facilities, including taking over certain management contracts with current operating racetracks. We are also interested in obtaining certain professional advanced driving schools which introduce many thousands of people to grass-roots motor sports programs.

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

Employees

As of April 2, 2008, the Company has one employee. Mr. A. Robert Koveleski, is the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and Principal Accounting Officer. In September of 2006, the Company entered into formal employment agreement with Mr. Koveleski for a term of 3 years. He will receive a base salary of $120,000 annually , and will be entitled to a discretionary bonus and stock option program to acquire up to 250,000 shares of Common Stock.

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business

Since our inception, through December 31, 2007 we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2007, we recorded a loss of operations of $6,598,156. Our accumulated deficit was $11,960,153 as of December 31, 2007. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

We Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations, And Our Inability To Obtain Adequate Financing May Result In Us Curtailing or Ceasing Our Business Operations

Unless we can become profitable, we will require additional capital to commence and sustain operations and will need access to additional capital or additional debt financing to grow. In addition, we have a working capital deficit and we will need to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of implementing our business objectives. Any of these events could be materially harmful to our business, which would force us to curtail or cease our business operations, thus resulting in a lower stock price.

We Have Been The Subject Of A Going Concern Opinion From December 31, 2007 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2007, which states that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2007. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit of $1,788,938 at December 31, 2007, which means that our current liabilities as of that date exceeded our current assets. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2007 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease operations.

Our Limited Operating History Makes It Difficult Or Impossible To Evaluate Our Performance And Make Predictions About Our Future

Due to our limited operating history, it is difficult to make an evaluation of our future performance can be made. You should be aware of the difficulties normally encountered by motorsports companies similarly situated to us and the high rate of failure of such enterprises. If we do not successfully address the risks facing us, then our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline significantly. You should consider the likelihood of our future success in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If we encounter problems, additional costs, difficulties, complications or delays in connection with our motorsports activities, it will have a material adverse effect on its business, results of operations and financial condition, and as a result, we could be forced to cease our business operations.

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

Additional Financing Will Likely Dilute The Value Of Our Stockholders’ Shares

We will need to raise additional capital to fund our anticipated future expansion and implement our business plan. Any additional financing will likely also involve dilution to our then-existing stockholders, which could result in a decrease in the price of our common stock.

We Depend On Key Personnel And Our Failure To Attract Or Retain Key Personnel Could Harm Our Business

Our success largely depends on the efforts and abilities of key executives and consultants, including A. Robert Koveleski, our President and Chief Executive Officer and Principle Accounting Officer. Steve Pinson resigned as Secretary and Board Member effective March 17, 2008. At present, Mr. Pinson will remain as consultant to the Company. The loss of the services of Messrs. Pinson and Koveleski could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues.

New Business Ventures Or Acquisitions That We May Undertake Would Involve A Number Of Inherent Risks, Any Of Which Could Cause Us Not To Realize The Benefits Anticipated To Result.

We intend to seek to expand our operations through acquisitions of businesses and assets. These transactions involve various inherent risks, such as:

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

Shareholders Must Rely On Management For The Operation Of The Company.

All decisions with respect to the operation of ANRC and development, production and marketing of our services, will be made exclusively by management. Our success will, to a large extent, depend on the quality of the management of the Company. In particular, we will depend on the services of our board members and officers. Shareholders will have no right or power to take part in the management of the Company, for the most part, except to the extent of voting for the members of the Board of Directors each year. Accordingly, no person should purchase any of the stock offered hereby unless such prospective purchaser is willing to entrust all aspects of the management of the Company to management and has evaluated management’s capabilities to perform such functions.

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock which is convertible into 300 shares of common stock, 1,000,000 of which were issued to management and are outstanding as of March 31, 2008. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Our Stock Is Thinly Traded, Which Can Lead To Price Volatility And Difficulty Liquidating Your Investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and interim quarters, our common stock has traded post-split as low as $0.08 and as high as $24.50. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company’s corporate offices are located in the home of the Company’s secretary at Stroudsburg, Pennsylvania. The Company is currently seeking to relocate into a new executive office.

ITEM 3. LEGAL PROCEEDINGS

On February 4, 2008, Besser Kapital Fund, LTD. ("Besser") filed a Notice of Motion for Summary Judgment in lieu of Complaint with the Supreme Court of the State of New York, County of New York against the Company,  Motorsports and Entertainment of Tennessee, Inc. and ARC Development Corp. (collectively "Defendants").  The Notice of Motion alleged that ARC defaulted on a Senior Secured Convertible Note issued to it by Besser.  The Notice of Motion sought $180,000.00 plus interest, costs and attorney's fees.

Defendants entered into a Stipulation of Settlement with Besser that provided that Defendants shall pay Besser a total of $220,373.69 on or before May 15, 2008.  If payment is made on or before May 15, 2008, the parties will exchange mutual releases, and Besser shall file a Stipulation of Discontinuance with the Court.  If Defendants do not make full payment on or before May 15, 2008, Besser is entitled to an Entry of Judgment upon Default without further notice to the Defendants.

On March 4, 2008, Davy Jones and the Company verbally agreed to a settlement that will resolve all claims brought by Jones against the Company in the present action.  Pursuant to the settlement agreement, the Company will issue shares to Jones in exchange for dismissal of all claims.  The parties are now in the process of exchanging and reviewing the written settlement documents that will memorialize the settlement agreement.  Counsel expects that the written settlement agreement will be finalized and executed before the end of April, 2008.

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

As of December 31, 2007, the Company has 26,391,398 shares of common stock and 1,000,000 shares of preferred stock outstanding. The Company’s authorized capital stock consists of 500,000,000 shares of common stock and 10,000,000 shares of preferred stock.

The following table reflects high and low quarterly bid prices for the fiscal year ended December 31, 2007, and the subsequent period up to the filing of this Annual Report. This information has been provided to the Company by Pink Sheets, LLC. These quotations reflect inter-dealer prices, without retail mark-ups or mark-downs or commissions. These quotations may not necessarily reflect actual transactions.

YEAR 2007	High Bid	Low Bid
1st Quarter Ended March 31	$1.90	$0.13
2nd Quarter Ended June 30	$1.06	$0.08
3rd Quarter Ended September 30	$0.71	$0.05
4th Quarter Ended December 31	$0.40	$0.80

YEAR 2006	High Bid	Low Bid
1st Quarter Ended March 31	$3.10	$2.50
2nd Quarter Ended June 30	$3.50	$2.00
3rd Quarter Ended September 30	$3.50	$2.50
4th Quarter Ended December 31	$24.50	$2.10

At December 31, 2007, we had approximately 108 shareholders of record.

Dividends

The Company has not declared or paid cash dividends since its inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on the Company’s operations, capital requirements, and overall financial condition.

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company issued the following unregistered securities:

On August 20, 2007, the Company issued Thirteen Million Five Hundred Thousand (13,500,000) shares of common stock One Million (1,000,000) shares of preferred stock for One Hundred Ninety-Six (196) shares of Millennium Motorsports of Pennsylvania.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	0	—	0
TOTAL	0	—	0

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

The following discussion of the financial condition, changes in financial condition and results of operation of the Company for the fiscal years ended December 31, 2007 and December 31, 2006 should be read in conjunction with the financial statements of the Company and related notes included therein.

Going Concern

As reflected in the Company’s financial statements for the twelve months ended December 31, 2007, the Company’s accumulated deficit of $11,960,153 and its working capital deficiency of $1,788,938 raise substantial doubt about its ability to continue as a going concern. As of April 8, 2008, the Company’s cash on hand was $7,390. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional debt or capital. The financial statements for December 31, 2007 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Stock-based compensation

The Company has traditionally accounted for stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, no compensation cost is recognized in the financial statements, when options granted under those plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The Company issued no compensatory options to its employees during the years ended December 31, 2007 and 2006.

In December 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, although this statement had no effect on the Company’s 2008 financial statements.

Results Of Operations For The Year Ended December 31, 2007 Compared To The Year Ended December 31, 2006

Revenues

We had no revenues from continuing operations for the year ended December 31, 2006 and revenues of $485,335 for the fiscal year ending 2007 from the operations of LJ&J. We began consolidating the operations of LJ&J as of July 1, 2007.

Operating Expenses. Operating expenses for the year ended December 31, 2006 were $6,257,102. Operating expenses for the year ended December 31, 2007 were $5,974,915. We disposed of our operating subsidiaries in a settlement agreement with our former president Davy Jones on October 27, 2006. Operating expenses in 2006 consisted of $6,008,581 in consulting fees, $99,415 in travel expenses and payroll expenses of $24,318. $5,711,510 of the consulting fees were paid in shares of our common stock because we have limited cash resources for engaging the people we need to build our business. Operating expenses in 2007 consisted of $4,463,796 in consulting fees, $324,628 in legal and professional fees and salaries and wages of $205,777. $3,952,460 of the consulting fees were paid in shares of our common stock because we have limited cash resources for engaging the people we need to build our business.

Net Loss. The Company had a loss from continuing operations of $5,186,557 for the year ended December 31, 2006 and a gain from discontinued operations of $1,257,298, as compared to a loss from operations of $6,598,156 for the year ended December 31, 2007.

Liquidity And Capital Resources

The Company’s financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss from operations of $5,186,557 and $6,598,156 for the years ended December 31, 2006 and December 31, 2007, respectively. We have an accumulated deficit of $11,960,153 at December 31, 2007. As of December 31, 2007, the Company’s had assets of $1,105,434 and liabilities of $1,806,328, a difference of $700,894. Management recognizes that the Company must generate or obtain additional capital to enable it to continue operations. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company’s obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

The Company incurred losses since inception until fiscal year ended December 31, 2007.  During 2007, $1,500,000 in working capital was raised through placements of convertible debt. During 2006, $1,000,000 in working capital was raised through placements of convertible debt.

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

Cash used by operating activities was $471,520 for the year ended December 31, 2006, compared to cash used of $1,174,327 for 2007. The increase in cash used was due primarily to the development of our motor sports consulting business.

We used $450,000 of cash to invest in our unconsolidated subsidiary in 2006 and $250,000 in 2007.

Cash provided by financing activities was $1,408,354 during fiscal year 2007, compared to cash provided by financing activities of $896,633 during 2006. This difference was mainly due to an increase in convertible debt proceeds in 2007.

Plan Of Operation for 2008

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

Recent Accounting Pronouncements

December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

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

In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company’s consolidated financial statements.
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

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007, and, Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, due to a lack of segregation of duties.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report."

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

ITEM 10. EXECUTIVE COMPENSATION

 The following table sets forth the compensation awarded by the Company for the fiscal years ended December 31, 2006 and 2007 to the following executives (the “Named Executive Officers”):

SUMMARY COMPENSATION TABLE(1)

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
						AWARDS	PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)
D. Davy Jones(1)	2007	$0	0	0	0	—	—	—
President and Chief Executive Officer	2006	$32,500	0	0	0	—	—	—

A. Robert Koveleskis(2)	2007	$32,500	0	0	0	—	—	—
Vice President and Interim Principal Accounting Officer	2006	$32,500	0	0	0	—	—	—

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

(2) Mr. A. Robert Koveleski has served as the Company’s Vice-President and Interim Principal Accounting Officer since October 2005. In July 2006, Mr. Koveleski and the Company entered into an oral agreement whereby Mr. Koveleski would receive an annual salary of $120,000, which compensation would commence upon the Company’s obtaining funding. On July 25, 2006, upon the Company obtaining funding, Mr. Koveleski received $12,500 in compensation. In August 2006, the Company and Mr. Koveleski entered into a definitive employment agreement, whereby an additional $20,000 was paid in 2006.

Employment Agreements

As described above, the Company entered into a written employment agreement with Mr. Koveleski in August 2006. Since October of 2005, Mr. Koveleski has served as the Company’s Vice-President and Interim Principal Accounting Officer. Then beginning on October 13th 2006, as the Company’s President and Chief Executive Officer and Interim Principal Accounting Officer. Mr. Koveleski’s compensation from the Company is in the amount of $120,000 plus a stock option plan.

Compensation Pursuant To Plans

For the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this Annual Report, the Company did not adopt any plans, and therefore there is no compensation to the Company’s executives pursuant to a stock option plan or any other plans.

Compensation Of Directors

For the fiscal year ended December 31, 2007, and the subsequent period up to the date of the filing of this Annual Report, the Company did not compensate directors for their services.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners

As of December 31, 2007, there were 27,353,285 shares of our common stock issued and 1,000,000 shares of preferred stock issued and outstanding.

The table below sets forth information with respect to the beneficial ownership of our common stock as of April 5, 2008, a date close to the filing of this Annual Report for (i) any person who we know is the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(2)
Common	Fairhills Capital 1275 Fairhills Drive Ossining, NY 10562	8,000,000	28.79%
Common	SW International LLC 401 B Street, Suite 1200 San Diego, CA 92101	12,000,000	43.18%

Security Ownership Of Management Of American Racing Capital, Inc. (Common and Preferred Stock)

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY

Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Common

	A. Robert Koveleski, Vice President, Interim Principal Accounting Officer and Director	1,350,000	4.93%
	All Officers and Directors as a Group (2 Persons)	1,350,000	4.93%

(1)
Applicable percentage of ownership is based on 27,353,285 shares of common stock outstanding as of April 5, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 5, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY (Preferred Stock)

Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership	Percentage of Class

Preferred

	A. Robert Koveleski, Vice President, Interim Principal Accounting Officer and Director	1,000,000	100.00%
	All Officers and Directors as a Group (1 Persons)	1,000,000	100.00%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 13. EXHIBITS

Financial Statements. The audited financial statements for 2007 and 2006 are attached to this report.

Exhibits. The following exhibits are included as part of this report:

 Exhibits:

Exhibit Number	Title of Document	Location
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of American Racing Capital, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 5, 2005

10.1	Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., and the shareholders of American Racing Capital, Inc.	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 17, 2005

10.2	Share Exchange Agreement, dated October 18, 2005, by and among the Company, ARC Development Corporation, and the shareholders of ARC Development Corporation	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 19, 2005

10.3	Securities Purchase Agreement dated July 25, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 4, 2006

10.4	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 4, 2006

10.5	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 4, 2006

10.6	Registration Rights Agreement dated July 25, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 4, 2006

10.7	Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 4, 2006

10.8	Intellectual Property Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 4, 2006

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

Exhibit Number	Title of Document	Location
31.2	Certification by Interim Principal Accounting Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification by Interim Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incurred the following principal accounting fees for the year ended December 31, 2007 and December 31, 2006.

Audit Fees. The aggregate fees billed for professional services rendered was $20,000 and $10,000 each for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006, and the reviews of the financial statements included in the Company’s annual and quarterly reports for those fiscal years, respectively.

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

April 25, 2008	AMERICAN RACING CAPITAL, INC.

	By:	/s/ A. Robert Koveleski
A. Robert Koveleski President, Chief Executive Officer, and Director

By:	/s/ A. Robert Koveleski
A. Robert Koveleski Secretary, Principal Accounting Officer and Secretary