Form 10KSB/A
period 2007-12-31
American Racing Capital, Inc.
filed 2008-04-30
CIK 1103086

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB-A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

AMERICAN RACING CAPITAL, INC.
(Exact name of registrant as specified in charter)

Nevada	87-0631750
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

P.O. Box 22002 San Diego, California 92192
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number:	888.520.1030

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	None

Name of each exchange on which registered	None

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.001 per share

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act Yes ☐ No ☒

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

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock1,000,000 of which were issued to management and are outstanding as of March 31, 2008. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

As of December 31, 2007, the Company has 26,391,398 shares of common stock and 1,000,000 shares of preferred stock outstanding. The Company’s authorized capital stock consists of 33,333,333 shares of common stock and 10,000,000 shares of preferred stock.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2007, the Company issued the following unregistered securities:

On December 7, 2007, the Company issued Ten Million Eighty Hundred Ninety Thousand (10,890,000) shares of common stock and Five Hundred Thousand (500,000) shares of preferred stock for One Hundred Ninety-Six (196) shares of Millennium Motorsports

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

ITEM 9A (T): CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

None.

PART III

Item 9. Directors And Executive Officers, Promoters, And Control Persons; Compliance With Section 16(a) Of The Exchange Act

General

The following table sets forth certain information regarding the current directors and executive officers of the Company:

Name	Age	Position(S) With The Company	Director Since
A. Robert Koveleski	54	President , CEO, Interim CFO, and Principal Accounting Officer	October 2005

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

The Company does not currently have an audit committee, and the Board of Directors serves this function A. Robert Koveleski qualifies as the audit committee financial expert, as defined by Regulation S-B Item 401. Mr. Koveleski is not an independent director, as that term is defined under the Exchange Act.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(2)
Common	A. Robert Koveleski 6860 Robbins Ct San Diego, CA 92122	190,001	(1)	0.69%
Common	Ski 3 LLC 6860 Robbins Ct San Diego, CA 92122	10,000,000	(1)	36.56%
Common	SW International 401 B. Street Suite 1200 San Diego, CA 92101	800,001	(1)	2.92%
Common	Millennium Motorsports of New Jersey PO Box 378 Long Pond, PA 18334	10,890,000	(2)	39.81%

(1)
Includes  190,000 shares held by A. Robert Kovelesk, 10,000,000 shares held of record by Ski 3 LLC and 800,001 shares held of record by SW International LLC. Ski 3 LLC also owns 500,000 shares of Preferred Stock.

(2)	Includes 10,890,000 shares held of record by Millennium Motor Sports of New Jersey. Millennium Motor Sports of New Jersey also owns 500,000 shares of Preferred Stock.

Security Ownership Of Management Of American Racing Capital, Inc. (Common and Preferred Stock)

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY
Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Common
	A. Robert Koveleski, President, Chief Executive Officer, Secretary and Interim Principal Accounting Officer	10,990,001	40.17%
	All Officers and Directors as a Group (1 Person)	10,990,001	40.17%

(1)
Applicable percentage of ownership is based on 26,353,285 shares of common stock outstanding as of April 5, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 5, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITY OWNERSHIP OF MANAGEMENT OF THE COMPANY (Preferred Stock)
Title of Class	Name and Position of Officer and/or Director	Amount and Nature of Beneficial Ownership	Percentage of Class
Preferred
	A. Robert Koveleski, President, Chief Executive Officer, Secretary and Interim Principal Accounting Officer	500,000	100.00%
	All Officers and Directors as a Group (1 Person)	500,000	100.00%

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

Item 13. Exhibits

Financial Statements. The audited financial statements for 2007 and 2006 are attached to this report.

Exhibits. The following exhibits are included as part of this report:

 Exhibits:

Exhibit Number	Title of Document	Location
3.2	Certificate of Designation of the Series A Convertible Preferred Stock of American Racing Capital, Inc.	Incorporated by reference as Exhibit 3.2 to Form 8-K filed on December 5, 2005

10.1	Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., and the shareholders of American Racing Capital, Inc.	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 17, 2005

10.2	Share Exchange Agreement, dated October 18, 2005, by and among the Company, ARC Development Corporation, and the shareholders of ARC Development Corporation	Incorporated by reference as Exhibit 99.1 to Form 8-K filed on October 19, 2005

10.3	Securities Purchase Agreement dated July 25, 2006, by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.1 to Form 8-K filed on August 4, 2006

10.4	Form of Callable Convertible Secured Note by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.2 to Form 8-K filed on August 4, 2006

10.5	Form of Stock Purchase Warrant issued to New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.3 to Form 8-K filed on August 4, 2006

10.6	Registration Rights Agreement dated July 25, 2006 by and among New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.4 to Form 8-K filed on August 4, 2006

10.7	Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.5 to Form 8-K filed on August 4, 2006

10.8	Intellectual Property Security Agreement dated July 25, 2006 by and among the Company and New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC	Incorporated by reference as Exhibit 4.6 to Form 8-K filed on August 4, 2006

10.9	Triggering event that accelerate or increase a direct financial obligation under an off-balance sheet agreement	Incorporated by reference as Exhibit 4.7 to Form 8-K filed on January 23, 2008

10.10	A Robert Koveleski Employment Agreement	Provided herewith

31.1	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

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

AMERICAN RACING CAPITAL, INC.

April 25, 2008	By:	/s/ A. Robert Koveleski
A. Robert Koveleski
President, Chief Executive Officer, and Director

By:	/s/A. Robert Koveleski
A. Robert Koveleski
Secretary, Principal Accounting
Officer and Secretary

AMERICAN RACING CAPITAL, INC.
Balance Sheets

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS

Cash	$7,390	$23,363
Prepaid expenses and refundable deposits	10,000	755

Total Current Assets	17,390	24,118

FIXED ASSETS, net	13,346	-

OTHER ASSETS

Goodwill	1,074,698	-
Equity investment	-	443,525

Total Other Assets	1,074,698	443,525

TOTAL ASSETS	$1,105,434	$467,643

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$375,206	$269,850
Convertible debt payable, net	1,000,801	152,778
Judgment payable	205,477	-
Notes payable - related parties	224,844	-

Total Current Liabilities	1,806,328	422,628

TOTAL LIABILITIES	1,806,328	422,628

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 2,000,000 shares authorized;
$0.001 par value; 1,000,000 and 1,000,000 shares issued
and outstanding, respectively	1,000	1,000
Common stock; 500,000,000 shares authorized,
$0.001 par value; 27,353,285 and 2,639,140 shares
issued and outstanding, respectively	27,353	2,639
Additional paid-in capital	11,014,814	5,403,373
Minority interest	216,092	-
Deficit accumulated during the development stage	(11,960,153)	(5,361,997)

Total Stockholders' Equity (Deficit)	(700,894)	45,015

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$1,105,434	$467,643

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Operations

	For the Years Ended December 31,
	2007	2006

REVENUES	$485,335	$-
COST OF SALES	546,566	-

Gross Profit (Loss)	(61,231)	-

OPERATING EXPENSES

Legal and professional	324,628	66,883
Consulting expense	4,463,796	6,008,581
Salaries and wages	205,777	24,318
General and administrative	980,714	157,320

Total Operating Expenses	5,974,915	6,257,102

LOSS FROM OPERATIONS	(5,489,580)	(6,257,102)

OTHER EXPENSE

Minority interest	(91,855)	6,475
Interest expense	1,200,431	180,278

Total Other Expense	1,108,576	186,753

LOSS FROM CONTINUING OPERATIONS	(6,598,156)	(6,443,855)

DISCONTINUED OPERATIONS	-	(82,110)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS	-	1,339,408

NET LOSS	$(6,598,156)	$(5,186,557)

BASIC LOSS PER COMMON SHARE
Continuing operations	$(0.44)	$(4.11)
Discontinued operations	0.00	0.80
Total	$(0.44)	$(3.31)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	14,996,213	1,569,140

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Minority	Accumulated
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Total
Balance, December 31, 2005	2,000,000	$2,000	499,140	$499	$643	$-	$(175,440)	$(172,298)

Common shares issued for services	-	-	2,290,000	2,290	5,709,220	-	-	5,711,510

Fair value of beneficial conversion feature	-	-	-	-	1,000,000	-	-	1,000,000

Fair value of warrants granted for debt	-	-	-	-	47,871	-	-	47,871

Shares cancelled for discontinued operations
	(1,000,000)	(1,000)	(150,000)	(150)	(1,354,361)			(1,355,511)

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	(5,186,557)	(5,186,557)

Balance, December 31, 2006	1,000,000	1,000	2,639,140	2,639	5,403,373	-	(5,361,997)	45,015

Common shares issued for services and interest	-	-	24,714,145	24,714	3,927,746	-	-	3,952,460

Acquisition of subsidiary	-	-	-	-	-	310,560	-	310,560

Fair value of beneficial conversion feature	-	-	-	-	1,370,045	-	-	1,370,045

Fair value of warrants granted for debt	-	-	-	-	313,650	-	-	313,650

Net loss for the year ended December 31, 2007	-	-	-	-	-	(94,468)	(6,598,156)	(6,692,624)

Balance, December 31, 2007	1,000,000	$1,000	27,353,285	$27,353	$11,014,814	$216,092	$(11,960,153)	$(700,894)

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(6,598,156)	$(5,186,557)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	4,106	788
Amortization of discount on convertible debt	848,023	152,778
Loss from equity investment	2,613	6,475
Common stock issued for services	3,952,460	5,711,510
Fair value of warrants granted for debt	313,650	47,871
Gain on discontinued operations	-	(1,339,408)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(9,245)	(755)
Increase in accounts payable	312,222	183,649

Net Cash Used by Operating
Activities	(1,174,327)	(423,649)

INVESTING ACTIVITIES
Purchase of subsidiary investment	(250,000)	(450,000)
Purchase of fixed assets	-	-

Net Cash Used by Investing
Activities	(250,000)	(450,000)

FINANCING ACTIVITIES
Discontinued operations	-	(103,367)
Cash in consolidated subsidiary	108,354	-
Proceeds from notes payable	1,500,000	1,000,000
Payments on notes payable	(200,000)	-

Net Cash Provided by Operating
Activities	1,408,354	896,633

NET (DECREASE) INCREASE IN CASH	(15,973)	22,984

CASH AT BEGINNING OF YEAR	23,363	379

CASH AT END OF YEAR	$7,390	$23,363

CASH PAID FOR:
Interest	$-	$-
Taxes	$-	$-

NON CASH FINANCING ACTIVITIES
Common stock cancelled for discontinued
operations	$-	$1,335,511
Debts of subsidiary assumed	$655,784	$-

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

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

These consolidated financial statements represent the results of operations of American Racing Capital, Inc., and its consolidated subsidiaries Motorsports & Entertainment of Tennessee, Inc. and LJ&J Enterprises of Tennessee, Inc.

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

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (Continued

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising expense of $62,500 and $-0- during the years ended December 31, 2007 and 2006, respectively.

h. Basic Loss Per Common Share

The computation of basic loss per share of common stock is based on the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

	For the year ended	For the year ended
	December 31, 2007	December 31, 2006
Loss (numerator)	$(6,692,624)	$(5,186,557)
Shares (denominator)	14,996,213	1,569,140

Per share amount	$(0.45)	$(0.31)

i. Recently Issued Accounting Pronouncements

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

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -	NATURE OF ORGANIZATION (Continued

i. Recently Issued Accounting Pronouncements (Continued)

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

NOTE 3 -	EQUITY TRANSACTIONS

The Company entered into a Share Exchange Agreement, dated October 17, 2005, by and among the Company, American Racing Capital, Inc., a Nevada corporation (“ARCI”) and the shareholders of ARCI (the “ARCI Shareholders”). Pursuant the Share Exchange Agreement, the ARCI Shareholders exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) and 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The 1,000,000 shares of Series A Preferred Stock could be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 3 -	EQUITY TRANSACTIONS (Continued)

On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation (“ARCD”) and the shareholders of ARCD (the “ARCD Shareholders”). Pursuant to the Share Exchange Agreement, the ARCD Shareholders exchanged with, and delivered to, ARC the issued and outstanding common stock of ARCD in exchange for 235,000 shares of the Company’s Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, and upon the filing of the required Plan and Exchange with the Secretary of State of the State of Nevada on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

The shareholders of ARCI and ARCD became the controlling shareholders of the Company after the acquisitions. Accordingly, the acquisitions are accounted for as a recapitalization of ARCI and ARCD, whereby the historical financial statements of the ARCI and ARCD became the historical financial statements of the company.

On October 27, 2006 the Company entered into a settlement agreement whereby it cancelled 150,000 shares of its common stock and 1,000,000 preferred shares in exchange for its subsidiaries, FastOne, Inc. and Davy Jones Motorsports, Inc. The Company also agreed to pay its former President $240,000 in severance compensation. The Company is to pay $10,000 per month and owes $205,477 which is included in accrued expenses as of December 31, 2007. The Company is delinquent on its payment obligation. During 2007, a judgment was entered against the Company for the obligation. The Company recorded a gain on the disposal of its discontinued operations of $1,339,408.

On March 15, 2006, the Company elected to reverse-split its common stock on a 100 shares for one share basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse stock-split. During 2007, the Company’s common stock was reverse split on a one share for 10 shares basis. All references to common stock within these financial statements have been retroactively restated so as to incorporate the effect of this reverse stock-split.

During 2007, the Company issued 24,714,145 shares of its common stock for services and accrued interest. The shares were valued at the trading price on the date of issuance which averaged $0.16 per share during 2007.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 4 -	SUBSIDIARY

On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation. (‘MET”) MET in turn holds a 40% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation. (“LJJ) The Company has the right to acquire up to 80% of LJJ upon payment of $700,000 of which $450,000 has been paid as of December 31, 2006. During June 2007, the Company paid the balance of $250,000. Accordingly, the Company consolidates the operations of MET and LJJ beginning July 1, 2007. The Company recorded goodwill of $1,074,698 and a minority interest of $310,560 upon the consolidation of MET and LJJ. The Company reviews the goodwill annually for impairment. Permanent impairments are recorded as a loss on the income statement. No impairment has been recorded as of December 31, 2007.

The Company accounted for its equity investment in an unconsolidated subsidiary under the equity method of accounting until June 30, 2007, whereby the Company recorded its proportionate share of the net income or loss of the equity interest.. The investment was acquired late November 2006 and recorded at its cost of $450,000. The condensed financial statements of LJJ as of December 31, 2006 are as follows:

Balance Sheet:
Cash	$181,469
Property and equipment	15,021

Total Assets	$196,490

Accounts payable and accrued expenses	$53,050
Related party payables	200,000
Stockholders’ equity (deficit)	(56,560)

Total Liabilities and Equity	$196,490

Statement of Operations:
Revenues	$876,374
Operating expenses	1,245,071
Net Loss	$(368,697)

NOTE 6 -	CONVERTIBLE DEBT

On July 25, 2006, the Company entered into a Securities Purchase Agreement with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (the “Investors”). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the “Notes”) and (ii) warrants to purchase 10,000,000 shares of the Company’s Common Stock (the “Warrants”). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s Common Stock at the 60% of the average of the lowest three (3) trading prices for its shares of Common Stock during the twenty (20) trading day period prior to conversion.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 6 -	CONVERTIBLE DEBT

In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. The Warrants entitle the investors to purchase 10,000,000 shares of the Company’s Common Stock at an exercise price of $0.30 for seven years.

The Company recorded an expense of $47,871 for the issuance of the warrants. The Company received $1,000,000 from the sale of the convertible debt during 2006 and $1,000,000 during 2007. The beneficial conversion feature attached to the convertible debt results in a discount of $2,000,000 which is being amortized over the 36 month term of the debt.

During 2007, the Company received an additional $500,000 from the sale of a six month, unsecured, 12% interest bearing convertible debenture. The Company recorded a discount of $370,045 for the beneficial conversion feature attached to this convertible debenture. The Company repaid $200,000 during 2007 but is currently in default on $300,000 of this debenture.

The Company recorded amortization expense of $528,579 and $472,222 during the years ended December 31, 2007 and 2006, respectively. A summary of the convertible debt as of December 31, 2007 is as follows:

Convertible Debt Payable	$2,300,000
Accrued Interest Payable	82,745
Discount	(1,381,944)
Net	$1,000,801

NOTE 7 -	FIXED ASSETS

The Company’s fixed assets are comprised of the following December 31, 2007:

Office equipment	$63,925
Accumulated depreciation	(50,579)

Net Equipment	$13,346

The equipment is depreciated over its estimated useful life of 5 years under the straight-line method. Leasehold improvements are depreciated over the lesser of the lease term or the useful life of the asset. Depreciation expense for the years ended December 31, 2007 and 2006 was $4,106 and $-0-, respectively.

NOTE 8 -	RELATED PARTY PAYABLES

The Company’s subsidiary has received cash advances from its founding shareholders. The advances are in the form of notes payable and accrued interest at 6% per annum, are unsecured and due upon demand.

AMERICAN RACING CAPITAL, INC.
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 9 -	INCOME TAXES

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues which create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years, but due to the uncertainty as to the utilization of net operating loss carry forwards, a valuation allowance has been made to the extent of any tax benefit that net operating losses may generate.

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$923,344	$345,594
Deferred tax liabilities:	-	-
Valuation allowance	(923,344)	(345,594)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book Loss from Operations	$(2,573,281)	$(2,022,757)
Options and warrants issued for services	122,324	18,670
Discount on convertible debt	330,729	59,583
Common stock issued for services	1,541,459	2,227,489
Loss from equity investment	1,019	2,525
Valuation allowance	577,750	(285,510)

	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $2,367,548 that may be offset against future taxable income from the year 2024 through 2027. No tax benefit has been reported in the December 31, 2007financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.