Form 10KSB/A
period 2007-12-31
American Racing Capital, Inc.
filed 2008-05-02
CIK 1103086

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

AMERICAN RACING CAPITAL, INC.

May 2, 2008	By:	/s/ A. Robert Koveleski
A. Robert Koveleski
President, Chief Executive Officer, and Director

By:	/s/A. Robert Koveleski
A. Robert Koveleski
Secretary, Principal Accounting
Officer and Secretary

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
    PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Racing Capital Inc.

We have audited the accompanying consolidated balance sheets of American Racing Capital Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Racing Capital Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have a consistent source of revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 9, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

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