Form 10-Q
period 2008-03-31
American Racing Capital, Inc.
filed 2008-05-21
CIK 1103086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____ to ____.

Commission File No. 0-29057

AMERICAN RACING CAPITAL,INC.

(Exact Name of Registrant as Specified in its Charter)

State of Nevada	87-0631750
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification #)

P.O. Box 22002, San Diego, California 92192
(Address of Principal Executive Offices)

(888)-520-1030
Issuer’s Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer ☐ accelerated filer ☐ non-accelerated filer ☐ smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 15, 2008, there were 31,309,449 shares of the issuer’s Common Stock, $.001 par value per share.

AMERICAN RACING CAPITAL, INC.

FORM 10-Q

Table of Contents

Page

Part I: Financial Information

Item 1: Financial Statements (Unaudited)	3 - 5

Item 2:Management’s Discussion and Plan of Operation	9 - 22

Item 3: Controls and Procedures	23

Part II: Other information

Item 1: Legal Proceedings	24

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3: Defaults Upon Senior Securities	25

Item 4: Submission of Matters to a Vote of Security Holders	27

Item 5: Other Information	27

Item 6: Exhibits	27

Signatures	29

AMERICAN RACING CAPITAL, INC.

Balance Sheets

r="white">
	March 31,	March 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,092	$1,635	Prepaid expenses and	$10,000
Total Current Assets	$58,092	$1,635
Fixed Assets Net	$13,436
Other Assets
Goodwill	$1,074,698	$
Equity Investment	$750,000	$442,612
TOTAL ASSETS	$1,824,698	$444,247
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$181,750	$303,192
Convertible debt payable	$2,000,000	$236,111
Interest Payable on Convertible debt	$71,482	$42,500

TOTAL CURRENT LIABILITIES	$2,253,232	$581,803
STOCKHOLDERS' EQUITY (DEFICIT)
Perfered stock 10,000,000 shares authorized at $0.001 par Value; 1,000,000 shares issued and outstanding. Common stock 33,333,333 shares authorized at $0.001 par value; 31,309,449 shares issued and outstanding

Additional paid-in capital	$7,401,653	$5,744,021
Accumulated deficit	$6,169,,817	$(5,910,568)

Total Stockholders' Equity (Deficit)	$(1,231,836)	$(137,556)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,824,694	$444,247

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL,INC.
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

SALES	$99,530
COST OF SALES	$44,546
Gross Profit	$54,984

EXPENSES
Consulting and professional fees	$181,250	$378,636
Administrative	$121,111	$70,689

TOTAL EXPENSES	$302,361	$449,325

Loss from operations	$(247,377)	$(449,325)

OTHER INCOME (EXPENSE)

Interest expense	$71,482	$(98,333)
Equity Loss		$(913)

Total Other (Expense)		$(99,246)

LOSS – BEFORE DISCONTUNED OPERATIONS $ 373,843	$(548,571)

NET (LOSS)	$(2,276,028)	$(548,571)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE OUTSTANDING SHARES – Basic and diluted	31,309,449	26,444,371

The accompanying notes are a integral part of these financial statements.

AMERICAN RACING CAPITAL, INC.
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(2.276,028)	$(548,571)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	$1,893
Amortization discount on convertible debt	$297,843	$83,333
Changes in operating assets and liabilities:
Loss from equity investment	$(13,225)	$913
Common stock issued for services	$1,661,589	$366,000
Fair value of warrants granted for debt Gain on discontinued operations
Changes in operating assets and liabilities:
Prepaid expenses	$10,000	$755
Accounts payable	$254,472	$75,842

Net Cash Used by Operating Activities	$(63,456)	$(21,728)

INVESTING ACTIVITIES
Purchase of subsidiary investment
Purchase of fixed assets

Net Cash Used by Investing Activities

FINANCING ACTIVITIES
Discontinued Operations
Cash in consolidated subsidiary
Proceeds from notes payable-related party	$104,489
Net Cash Provided by Operating Activities	$104,489
Common stock issued for services	$366,000
NET (DECREASE) INCREASE IN CASH	$41,033	$(21,728)
CASH AT BEGINNING OF PERIOD	$7,390	$23,363
CASH AT END OF YEAR	$48,423	$1,635
Cash Paid for Interest
Cash Paid for Taxes
Non Cash debt of subsidiary assumed	$655,784

The accompanying notes are an integral part of these financial statements.

AMERICAN RACING CAPITAL, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of American Racing Capital, Inc. and subsidiaries (the " Company"  or " ARC" ).

The interim financial statements present the condensed balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (" SFAS"  No. 153" ), " Accounting for Stock-Based Compensation" . SFAS No. 153 amends the transition and disclosure provisions of SFAS No. 123. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). For stock options and warrants issued to non-employees, the Company applies SFAS No. 153, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes Option Pricing Model.

 The Company has issued stock and granted no warrants or options to employees for compensation for the three months ended March 31, 2008.

4. SIGNIFICANT EVENTS

On July 25, 2006, the Company entered into a Securities Purchase Agreement (the " Securities Purchase Agreement" ) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the " Investors" ). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the " Notes" ) and (ii) seven year warrants to purchase 10,000,000 shares of the company’s common stock at an exercise price of $0.30 (the " Warrants" ). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. Pursuant to the Securities Purchase Agreement, the Company must file a registration statement with the U.S. Securities and Exchange Commission within forty-five (45) days of the execution of the Securities Purchase Agreement. The notes are convertible into the Company’s common stock at the Applicable Percentage of the average of the lowest three (3) trading prices for the Company’s shares of Common Stock during the twenty (20) trading day period prior to conversion. The " Applicable Percentage"  means 50%; provided, however, that the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets, as well as intellectual property and registration rights. The Company recorded an expense of $72,571 for the issuance of the warrants. The beneficial conversion feature attached to the convertible debt results in a discount of $1,000,000 which is being amortized over the 36 month term of the debt. The Company recorded amortization expense of $83,333 during the three months ended March 31, 2008. A summary of the convertible debt as of March 31, 2008 is as follows:

Convertible Debt Payable	$2,000,000

Discount	(763,889)

Net	$1,236,111

 On November 21, 2006, the Company entered into a Shareholders’ Agreement whereby it acquired 51% of the outstanding shares of Motorsports & Entertainment of Tennessee, Inc., a Nevada corporation (" MET" ). MET holds a 80% interest in LJ&J Enterprises of Tennessee, Inc., a Tennessee corporation (" LJ&J" ). The Company has since acquired 80% of LJ &J .

Item 2. Management’s Discussion and Analysis Or Plan Of Operation

Forward-Looking Statements and Associated Risks. This Report contains forward-looking statements. Such forward-looking statements include statements regarding, among other things, (a)) our growth strategies, (b) anticipated trends in our industry, (c) our future financing plans, (d) our anticipated needs for working capital, (e) our lack of operational experience, and (f) the benefits related to ownership of our common stock. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words " may,"  " should,"  " expect,"  " anticipate,"  " estimate,"  " believe,"  " intend,"  or " project"  or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based largely on the Company’s expectations and are subject to a number of risks and uncertainties, including those described in " Business Risk Factors"  of the Company’s Form 10-KSB for the year ended December 31, 2007. Actual results could differ materially from these forward-looking statements as a result of changes in trends in the economy and the industry, demand for the Company’s services,, competition, reductions in the availability of financing and availability of raw materials, and other factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Report will in fact occur as projected. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
American Racing Capital, Inc. (the " Company" ) was incorporated under the laws of the State of Nevada on September 8, 1998 as Mega Health Corporation. On June 23, 1999, the name of the Company was changed to Altrimega Health Corporation. On July 25, 2002, the Company entered into a non-binding letter of intent with Creative Holdings, Inc., a South Carolina corporation (" Creative Holdings" ). Pursuant to that Letter of Intent and upon the consummation of a definitive agreement, the Company was to acquire Creative Holdings. A Merger Agreement was executed on August 15, 2002, between the Company, Altrimega Acquisition Company, a Nevada corporation, Creative Holdings, and the shareholders of Creative Holdings. On September 2, 2002, the Company, Creative Holdings and the shareholders of Creative Holdings amended the Merger Agreement and restructured the merger into a stock exchange transaction, whereby Creative Holdings would become a wholly-owned subsidiary of the Company. The share exchange was completed on October 17, 2002, at which time, Creative Holdings became a wholly owned subsidiary of the Company.

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

On October 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, American Racing Capital, Inc., a Nevada company (" ARCI" ) and the shareholders of ARCI, pursuant to which, the shareholders of ARCI exchanged with, and delivered to the Company all of the issued and outstanding common stock of ARCI in exchange for 150,000,000 shares of the Company’s common stock and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s common stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCI became a wholly-owned subsidiary of the Company and the shareholders of Fast One Inc., Davy Jones Motorsports, Inc. and ARCI became controlling shareholders of the Company.

On October 18, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, ARC Development Corporation, a Nevada corporation (" ARCD" ) and the shareholders of ARCD. Pursuant to the Share Exchange Agreement, the shareholders of ARCD exchanged with, and delivered to, ARC all of the issued and outstanding common stock of ARCD in exchange for 235,000,000 shares of the Company’s Common Stock, and 1,000,000 shares of Series A Preferred Stock, which can be converted at any time into three hundred (300) fully paid, nonassessable shares of the Company’s Common Stock. As a result of the Share Exchange Agreement, on October 19, 2005, ARCD became a wholly-owned subsidiary of the Company.

As a result of the share exchange transactions, in October 2005, the Company adopted a new strategy which seeks to integrate race track design and development operations with a professional racing team and a national driving school network to leverage the popularity and growth of the motor sports industry.

On March 20, 2006, the Board of Directors of the Company, in lieu of a special meeting and pursuant to unanimous written consent, approved a one for one hundred (1-for-100) reverse stock split (the " Reverse Stock Split" ) of the Company’s issued and outstanding, which became effective on March 30, 2006 (the " Effective Date" ). On the Effective Date, the Company’s issued and outstanding common stock was reduced based on the 1-for-100 ratio and the new trading symbol for the Company was changed to ‘ANRC’.

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

Results Of Operations

For The Three Months Ended March 31, 2008 Compared To The Three Months Period Ended March 31, 2007

Revenues

Revenue from continuing operations for the three months ended March 31, 2008, was $99,530 compared to $-0- in revenue for the three month period ended March 31, 2007. The Company accounts for its investment in LJ&J under the equity method of accounting accordingly and revenues are recognized in the financial statements.

Operating expenses

Operating expenses from continuing operations for the three months ended March 31, 2008 were $302,361, as compared to $449,325, for the three months ended March 31, 2007. Operating expenses in 2007 consisted of $378,636 in consulting and professional fees paid in connection with acquisitions being considered and $70,689 in general and administrative expenses.

Net (loss)

 The Company had a net loss of $ 2,276,028 for the three months ended March 31, 2008, as compared to a net loss of $548,571for the three months ended March 31, 2007. The increased loss of $1,727,457 was mostly attributable to the value of the shares of common stock and warrants issued to consultants valued at $1,661,589

Liquidity And Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have incurred losses since inception. We incurred a net loss of $2,276,028 for the three months ended March 31, 2008, and have an accumulated deficit of $6,169,817at March 31, 2008. As of March 31, 2008, we had current assets of $58,092 and current liabilities of $2,253,232 resulting in a working capital deficit of $2,217,936.

For the three months ended March 31, 2008, the Company used net cash in its operations of $61,231, no cash was used in investing activities and no cash was provided by financing activities.

Included in our liabilities, is $2,000,000 in convertible debt net of the discount for the beneficial conversion feature of $1,527,778. Notes payable to related parties of $328,282 are also included in our liabilities. In the third quarter of 2006, the Company secured funding through the issuance of notes and warrants. On July 25, 2006, the Company entered into a Securities Purchase Agreement (the " Securities Purchase Agreement" ) with New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and AJW Partners, LLC (collectively, the " Investors" ). Under the terms of the Securities Purchase Agreement, the Investors purchased an aggregate of (i) $2,000,000 in callable convertible secured notes (the " Notes" ) and (ii) seven year warrants to purchase 10,000,0000 shares of the Company’s common stock at an exercise price of $0.30 (the " Warrants" ). The Notes carry an interest rate of 6% per annum and a maturity date of July 25, 2009. The notes are convertible into the Company’s common shares at fifty percent (50%) (the " Applicable Percentage" ) of the average of the lowest three (3) trading prices for our shares of common stock during the twenty (20) trading day period prior to conversion. However, the Applicable Percentage shall be increased to (i) 55% in the event that a registration statement is filed within thirty days of the closing and (ii) 60% in the event that the registration statement becomes effective within one hundred and twenty days from the Closing. In addition, the Company has granted the investors a security interest in substantially all of its assets and intellectual property as well as registration rights.

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

We Have Historically Lost Money And Losses May Continue In The Future, And This May Adversely Impact Our Business.

Since our inception, through March 31, 2008 we have not been profitable and have lost money on both a cash and non-cash basis. For the three months ended March 31, 2008, we incurred a net loss of $2,276,028. As of March 31, 2008, our accumulated deficit was $6,169,817. Future losses are likely to occur, as we are dependent on spending money to evaluate and pursue motor sports development projects. No assurances can be given that we will be successful in maintaining operations or reaching profitable operations. Accordingly, we may continue to experience liquidity and cash flow problems.

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

We Have Been The Subject Of A Going Concern Opinion From December 31, 2006 and 2005. From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable or Obtain Additional Funding

Our independent auditors had added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the year ended December 31, 2007, which stated that the financial statements raise substantial doubt as to our ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will have to raise additional funds to meet our current obligations and to cover operating expenses through the year ending December 31, 2008. If we are not successful in raising additional capital we may not be able to continue as a going concern.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2007 Were Not Sufficient To Satisfy Our Current Liabilities

As of March 31, 2008, we had current assets of $58,092 and current liabilities of $2,253,232 resulting in a working capital deficit of $2,195,140. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2008 were not sufficient to satisfy all of our current liabilities on that date. We will have to raise capital or debt to fund the deficit or cease our business operations.

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

Our Common Stock Is Deemed To Be " Penny Stock,"  Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less than $5.00 per share;

•	That are not traded on a "recognized" national exchange;

•	Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

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

We Depend On Key Personnel And Our Failure To Attract Or Retain Key Personnel Could Harm Our Business

Our success largely depends on the efforts and abilities of our key executive and consultants, including our President and Chief Executive Officer. The loss of the services of Mr. A. R. Koveleski could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues.

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

We May Issue Additional Preferred Stock In The Future, And The Terms Of The Preferred Stock May Reduce The Value Of Your Common Stock.

We are authorized to issue up to 10,000,000 shares of preferred stock in one or more series. Our Board of Directors will be able to determine the terms of preferred stock without further action by our stockholders. We have designated 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock which is convertible into 300 shares of common stock, 1,000,000 of which were issued to management and are outstanding as of March 13, 2008. To the extent we issue preferred stock, it could affect your rights or reduce the value of your common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. These terms may include voting rights, and may include preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions.

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

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol " AMRA."

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

Our Stock Is Thinly Traded, Which Can Lead To Price Volatility And Difficulty Liquidating Your Investment.

The trading volume of our stock has been low, which can cause the trading price of our stock to change substantially in response to relatively small orders. In addition, during the last two fiscal years and interim quarters, our common stock has traded pre-split as low as $0.11 and as high as $12.00, and post-split as low as $0.18 and as high as $0.60. The average price for the past three months has been $0.42. Both volume and price could also be subject to wide fluctuations in response to various factors, many of which are beyond our control, including actual or anticipated variations in quarterly and annual operating results and general market perception. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. In addition, we believe that factors such as changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

Item 2. Unregistered Sales of Securities

The Company had no unregistered sales of equity securities.

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

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended March 31, 2008, the Company’s Principal Executive Officer /Interim Principal Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On March 29, 2007, D.Davy Jones ("Jones") filed a complaint against the Company in the Ninth Judicial District of the State of Nevada in Douglas County (the "Complaint").  The Company entered in a Settlement Agreement and General Release with D. Davy Jones whereby it returned the shares of its former subsidiaries FastOne, Inc. and Davy Jones Motorsports, Inc. to Mr. Jones for 1,500,000 shares of its common stock and 1,000,000 shares of its preferred stock. As additional consideration for termination of his employment contract, the Company agreed to pay Mr. Jones $240,000 over 24 months. The Company is currently in settlement discussions with Mr. Jones regarding the payments due under the Settlement Agreement.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

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

(b) Reports on Form 8-K:

On March 13, 2008, the Company filed a Current Report on 8-K announcing that effective April 10, 2008, Steven B. Pinson resigned as interim principal accounting officer and CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RACING CAPITAL, INC.

Date: May 20, 2008

	By:	/s/ A. Robert Koveleski
A. Robert Koveleski
President,Chief Execuitiver Officer and Director

	By:	/s/A.Robert Koveleski
A. Robert Koveleski
Secretary, and Principal Accounting Officer and Secretary