Form 10-Q/A
period 2008-03-31
American Racing Capital, Inc.
filed 2008-07-01
CIK 1103086

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

AMERICAN RACING CAPITAL, INC.

FORM 10-Q

Table of Contents

Page

Part I: Financial Information

Item 1: Financial Statements (Unaudited)	3 - 6

Item 2:Management’s Discussion and Plan of Operation	10 - 23

Item 3: Controls and Procedures	24

Part II: Other information

Item 1: Legal Proceedings	25

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3: Defaults Upon Senior Securities	26

Item 4: Submission of Matters to a Vote of Security Holders	28

Item 5: Other Information	28

Item 6: Exhibits	28

Signatures	30

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Racing Capital, Inc.

We have reviewed the accompanying balance sheet of American Racing Capital, Inc. as of March 31, 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of American Racing Capital, Inc. as of December 31, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 9, 2008, we expressed an opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
June 24, 2008

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702) 253-7501

AMERICAN RACING CAPITAL, INC.

Balance Sheets

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